Form 10QSB
period 2008-01-31
TECHS LOANSTAR, INC.
filed 2008-03-13
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended: January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-143630


                              TECHS LOANSTAR, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


             Nevada                                               20-4682058
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                             112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 284-3770
                           ___________________________
                           (Issuer's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2008, the registrant had 10,100,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one).        Yes [ ] No [X]

                              Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements ............................................    3

Balance Sheets as of January 31, 2008 and April 30, 2007(audited)........    4

Interim Statements of Operations for nine months ended January 31, 2008; nine months ended January 31, 2007 and cumulative from inception (April 7,
2006) to January 31, 2008 ...............................................    5

Interim Statement of Stockholders' Equity (Deficit)
From inception (April 7, 2006) to January 31, 2008  .....................    6

Interim Statements of Cash Flows for nine months ended  January 31, 2008;
nine months ended January 31, 2007 and cumulative results from inception
(April 7, 2006) to January 31, 2008......................................    7

Notes to Interim Financial Statements to January 31, 2008 ...............    8

Item 2. Management's Discussion and Analysis
or Plan of Operation.....................................................   12

Item 3. Controls and Procedures .........................................   14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................   14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .....   14

Item 3. Defaults Upon Senior Securities .................................   15

Item 4. Submission of Matters to a Vote of Security Holders .............   15

Item 5. Other Information ...............................................   15

Item 6. Exhibits ........................................................   15

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                            INTERIM JANUARY 31, 2008
                                   (UNAUDITED)



















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                            January 31, 2008       April 30, 2007
                                                                                                     (Audited)
_________________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                      $   5,374             $  11,954
     Prepaid Expenses                                                                  -                 2,500
_________________________________________________________________________________________________________________

Total Assets                                                                       5,374                14,454
=================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accrued expenses                                                              7,557                 3,100
_________________________________________________________________________________________________________________
Total Liabilities                                                                  7,557                 3,100

=================================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
     Capital stock (Note 4)
     Authorized
     75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
     10,100,000 shares of common stock (October 31, 2006 - 7,000,000)             10,100                10,100
   Additional paid-in capital                                                     12,400                12,400
   Deficit accumulated during the development stage                              (24,683)              (11,146)
_________________________________________________________________________________________________________________

Total Stockholders' Equity                                                        (2,183)               11,354
_________________________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                                     $   5,374             $  14,454
=================================================================================================================


    The accompanying notes are an integral part of these financial statements



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Cumulative from
                                         Nine months          Nine months        inception (April 7,
                                            ended                ended             2006) to January
                                       January 31, 2008     January 31, 2007          31, 2008
____________________________________________________________________________________________________

EXPENSES

   Office and general                     $   (5,137)          $     (382)            $  (7,933)
   Professional fees                          (8,400)              (3,350)              (16,750)
____________________________________________________________________________________________________

NET LOSS                                  $  (13,537)          $   (3,732 )           $ (24,683)
====================================================================================================


BASIC AND DILUTED LOSS PER SHARE          $     0.00           $     0.00             $    0.00
====================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                        8,867,156            4,753,846
====================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (APRIL 7, 2006) TO JANUARY 31, 2008
                                   (UNAUDITED)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                   Common Stock             Additional        Share         During the
                                            ___________________________      Paid-in       Subscription     Development
                                            Number of shares     Amount      Capital        Receivable         Stage        Total
____________________________________________________________________________________________________________________________________

Balance, April 7,2006                                   -       $     -      $      -         $     -        $       -     $      -

Common stock issued at $0.001 per share
   on April 21, 2006                            7,000,000         7,000             -          (7,000)               -            -

Net loss April 30, 2006                                 -             -             -              -            (1,279)
____________________________________________________________________________________________________________________________________

Balance, April 30, 2006                                                                             -           (1,279)      (1,279)

Proceeds received from share
   subscriptions receivable                             -             -             -           7,000                -        7,000

Common stock issued at $0.005 per share
   (May 1, 2006 to January 31, 2008)            3,100,000         3,100        12,400               -                -       15,500

Net Loss April 30,2007                                                                                          (9,867)      (9,867)
____________________________________________________________________________________________________________________________________

Balance, April 30, 2007                                                                                        (11,146)
____________________________________________________________________________________________________________________________________

Net loss January  31,  2008                             -             -             -               -          (13,537)     (13,537)
____________________________________________________________________________________________________________________________________

Balance, January 31, 2008                      10,100,000       $10,100      $ 12,400         $     -        $ (24,683)    $ (2,183)
____________________________________________________________________________________________________________________________________


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Cumulative results of
                                                                                                      operations from
                                                            Nine months         Nine months         inception (April 7,
                                                               ended               ended           2006) to January 31,
                                                         January 31, 2008     January 31, 2007             2008
________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $ (13,537)            $ (3,732)              $ (24,683)
   Changes in operating assets and liabilities
   Prepaid Expenses                                             2,500                    -                       -
   Accrued Liabilities                                          4,457                    -                   7,557
________________________________________________________________________________________________________________________
NET CASH FROM OPERATING ACTIVITIES                             (6,580)              (3,732)                (17,126)
________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                  -               15,500                  22,500
Share Subscription receivable                                       -                7,000                       -
Shareholders Loan                                                   -               (1,279)                      -
________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                  -               14,221                  22,500
________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                (6,580)              17,489                   5,374

CASH, BEGINNING                                                11,953                    -                       -
________________________________________________________________________________________________________________________

CASH, ENDING                                                $   5,374             $ 17,489               $   5,374
========================================================================================================================

Supplemental cash flow information:
Cash paid for:
   Interest                                                 $       -             $      -               $       -
   Income Taxes                                             $       -             $      -               $       -
========================================================================================================================

NON-CASH AVTIVITIES
Stock issued for services                                   $       -             $      -               $       -
Stock issued for accounts payable                           $       -             $      -               $       -
Stock issued for notes payable                              $       -             $      -               $       -
Stock issued for convertible debentures and interest        $       -             $      -               $       -
Convertible debentures issued for services                  $       -             $      -               $       -
Warrants issued                                             $       -             $      -               $       -
Stock issued for penalty on default of  convertible
debenture                                                   $       -             $      -               $       -
Note payable issued for finance charges                     $       -             $      -               $       -
Forgiveness of not payable and accrued interest             $       -             $      -               $       -
Stock issued for investment.                                $       -             $      -               $       -
========================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Techs Loanstar, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totalling $24,683 The Company was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to provide the loan management service and software for the equity and payday loan industry.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of January 31, 2008, the Company had issued 7,000,000 Founders shares at $0.001 per share for proceeds of $7,000 which has been received by the Company and 3,100,000 shares at $0.005 per share for proceeds of $15,500, of which $15,500 has been received by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended January 31, 2008 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and January 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

LOSS PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at January 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140", but they will not have a material effect in the

COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations

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

As of January 31, 2008, the sole Director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with proceeds received by the Company totalling $7,000.

PRIVATE PLACEMENT

On April 21, 2006, the Company authorized a private placement offering of up to 4,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. As of January 31, 2008, the Company had issued 3,100,000 shares at $0.005 per share and received $15,500 from the sale of its private placement stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As  of  January  31,  2008,  there  are  not  any  related  party   transactions
outstanding.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008
________________________________________________________________________________


NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of January 31, 2008, the Company had net operating loss carry forwards of approximately $24,683 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 - EVENTS OF NOTE
________________________________________________________________________________

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective October 17, 2007.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Techs Loanstar, Inc. ("Techs Loanstar," "the Company," "us", "our" or "we,") was incorporated in the State of Nevada as a for-profit company on April 7, 2006. We are a development-stage company formed to enter into the loan management services industry with proprietary loan management software applications that we intend to procure. The Company proposes to provide low cost, user friendly data base applications for the growing payday and equity loan industry.

Techs Loanstar will compete with traditional loan management software developers by offering a range of consulting services and customized data base applications to pay-day and equity loan businesses.

The Company did not generate any revenue during the quarter ended January 31, 2008.

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

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds and the Company will seek to sell additional capital through private equity placements, debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favorable terms, if at all.

Over the next 12 month period the Company must raise capital and start the staged procurement of our loan management software systems that will be licensed in stages and expanded and enhanced over time and as our business develops.

Our first step will be to acquire open source data base applications that we can customize to suite a wide variety of financing businesses, such as pay-day and equity loan, leasing and finance companies. The cost of customizing theses application is estimated to cost $7,000.

The next stage is procuring the e-commerce transaction software required in advance of client functionality that will enable the purchase of our products and services over the Internet at an estimated cost of $4,000.

The final stage will be to procure client functionality modules to augment the loan management data base systems with a call center, website integration, data conversion, internet lead integration and accounting file auto export services, estimated to cost $8,000. During this stage we will continue work on the client, transaction and administration modules and other data base functionality.

During this period we will also initiate our marketing activities to attract prospective clients from a large number of North American pay-day and equity loan businesses. Our marketing plan includes identifying and initiating contact with pay-day and equity loan providers, participating in finance industry trade shows, placing advertisements in trade magazines and on-line journals and contacting finance industry associations. The marketing plan is estimated to cost $15,000.

If we can complete these stages and we receive a positive reaction from our potential customers in the form of purchase orders, we will attempt to raise money through a private placement, public offering or long-term loans to purchase additional functionality for our loan management software.

At present, our sole officer and director has invested $7,000 in the Company. A total of 31 other investors have invested a further $15,500 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product sourcing. Once the company is ready to begin its Internet marketing, it will hire an independent consultant to build our web site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $24,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,000 over this same period. The officer and director, Mr. Pizzacalla has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

                              TECHS LOANSTAR, INC.


                              By: /s/ GARY PIZZACALLA
                              _____________________________________________
                              Gary Pizzacalla
                              President, Secretary Treasurer,
                              Principal Executive Officer,
                              Principal Financial Officer and Sole Director


Dated:  March 13, 2008