Form 10-K
period 2008-04-30
TECHS LOANSTAR, INC.
filed 2008-07-09
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                    For the fiscal year ended April 30, 2008


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


     For the transition period from ________________ to __________________


                        Commission File Number 333-143630


                              TECHS LOANSTAR, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                                20-4682058
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


         112 North Curry Street
          Carson City, Nevada                                           89703
________________________________________                              __________
(Address of principal executive offices)                              (Zip Code)


         Registrant' telephone number including area code (775) 284-3770


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined by Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a       Smaller reporting company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of April 30, 2008, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,500.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

                                     PART I

Item 1.     Business                                                         3
Item 1A.    Risk Factors                                                     4
Item 1B     Unresolved Staff Comments                                        4
Item 2      Properties                                                       4
Item 3      Legal Proceedings                                                4
Item 4      Submission of Matters to a Vote of Security Holders              5

                                     PART II

Item 5      Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                                       5
Item 6      Selected Financial Data                                          5
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operation                               5
Item 7A     Quantitative and Qualitative Disclosure about Market Risk        6
Item 8      Financial Statements and Supplementary Data                      6
Item 9      Changes an Disagreements With Accountants on Accounting
            and Financial Disclosure                                        17
Item 9A     Controls and Procedures                                         17
Item 9A(T)  Controls and Procedures                                         17
Item 9B     Other Information                                               18

                                    PART III

Item 10     Directors, Executive Officers and Corporate Governance          18
Item 11     Executive Compensation                                          19
Item 12     Security Ownership of Certain Beneficial Owners and
            Management                                                      20
Item 13     Certain Relationships and Related Transactions and
            Director Independence                                           20
Item 14     Principal Accounting Fees and Services                          20

                                   PART IV

Item 15     Exhibits and Financial Statement Schedules                      21

                                     PART 1

ITEM 1: BUSINESS

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

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

Techs Loanstar plans to offer low cost custom data base applications to the growing pay day and short term equity loan industries. Our services to loan companies will include evaluating their enterprise software needs, designing and maintaining custom loan management data base applications and integrating loan management systems with the clients existing enterprise software systems, such as e-commerce transaction systems. The recent growth of the pay day and short term equity loan industries has stimulated demand for low cost loan administration systems that smaller firms can easily configure and integrate with their existing software systems. Techs Loanstar intends to enter this market with custom software and data base systems built upon open source code provided by independent third party programmers.

We will also provide clients with a comprehensive suite of services including the assessment of their software and business systems requirements, the design of solutions that meet these requirements and the integration of their business and software systems into their existing enterprise level software programs.

Techs Loanstar's primary activity will be the identification and implementation of web-based enterprise level software and software support services for the short-term loan industry.

At present, our sole officer and director has invested $7,000 in the Company. A total of 31 other investors have invested a further $15,500 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

Plan of Operation

Over the next 12 months we must raise capital and start the staged procurement of our loan management software systems that will be licensed in stages and expanded and enhanced over time and as our financial condition allows and our business develops.

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

Techs Loanstar expects to enjoy a significant competitive advantage over traditional software houses and existing loan management systems. We believe that our competitive strengths include the ease of use of our planned loan management software and the quality of our systems integration services.

We do not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product sourcing. Once we are ready to begin Internet marketing, we will hire an independent consultant to build our web site. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company's office is located at 112 North Curry Street, Carson City NV 89703-4934. Our telephone number is (775) 284-3770 and our fax number is (604) 775-621-9200.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Board of Directors of Techs Loanstar, Inc., approved an amendment to Techs Loanstar's Articles of Incorporation increasing the number of authorized shares of common stock from 75,000,000 to 300,000,000 and concurrently effecting a four-for-one (4:1) forward split of Techs Loanstar's issued and outstanding shares of common stock. Approval of Techs Loanstar's stockholders was not required to be obtained, as authorized by NRS Section 78.207, et seq. The forward split was effective as of the opening of business on April 24, 2008. As a result of the forward stock split, each share of Techs Loanstar's common stock issued and outstanding on such date was split into 4 shares of the Registrant's common stock.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Techs Loanstar's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "TCLN".

As of April 30, 2008 the Company had thirty-two (32) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our April 30, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "April 30, 2008 Audited Financial Statements - Auditors Report."

As of April 30, 2008, Techs Loanstar had $198 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Techs Loanstar is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Techs Loanstar having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Techs Loanstar is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Techs Loanstar cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Techs Loanstar's common stock would lose all of their investment.

The staged procurement of our loan management data base systems will continue over the next 12 months. Other than purchasing its management software, Techs Loanstar does not anticipate obtaining any further products or services. Techs

We did not earn any revenue during the fiscal years ending April 30, 2008 or April 30, 2007. During the fiscal year ended April 30, 2008 we incurred operating expenses of $21,851 comprising of professional fees in the amount of $13,699 and office and general expenses of $8,152. Since inception the Company has incurred operating expenses of $32,997

Techs Loanstar has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $24,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,000 over this same period. The officer and director, Mr. Pizzacalla has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2008
                                    (AUDITED)

















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                  PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
TECHS LOANSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 7, 2006 through April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on April 7, 2006 through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $32,997, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates Chartered
Las Vegas, Nevada
June 16, 2008

               2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NV 89146
                       (702) 253-7499 FAX (702) 253-7501
               __________________________________________________


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                    (AUDITED)

                                                                                   April 30, 2008       April 30, 2007
______________________________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS

   Cash                                                                              $      198           $   11,954
   Prepaid Expenses                                                                           -                2,500
______________________________________________________________________________________________________________________
 Total Assets                                                                               198               14,454
======================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accrued expenses                                                                       9,528                3,100
   Shareholders Loan                                                                      1,167
______________________________________________________________________________________________________________________
 Total Liabilities                                                                       10,695                3,100
======================================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)

   Capital stock (Note 4)
      Authorized
      300,000,000 shares of common stock, $0.001 par value,

      Issued and outstanding
      40,400,000 shares of common stock (April 30 2008 and 2007, 40,400,000)
                                                                                         40,400               40,400
   Additional paid-in capital                                                           (17,900)             (17,900)
   Deficit accumulated during the development stage                                     (32,997)             (11,146)
______________________________________________________________________________________________________________________

Total Stockholders' Equity                                                              (10,497)              11,354
______________________________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                                           $      198           $   14,454
======================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                    (AUDITED)

                                                                                        Cumulative from
                                              Twelve months        Twelve months        inception (April
                                                  ended                ended              7, 2006) to
                                              April 30, 2008       April 30, 2007        April 30, 2008
========================================================================================================

REVENUE                                        $          -                    -                  -

OPERATING EXPENSES

   Office and general                          $      8,152         $      1,517           $  4,564
   Professional fees                                 13,699                8,350             28,433
________________________________________________________________________________________________________

LOSS FROM OPERATIONS                           $    (21,851)        $     (9,867)          $(32,997)

PROVISION FOR INCOME TAX                       $          -         $          -           $      -

NET LOSS                                       $    (21,851)        $     (9,867)          $(32,997)
========================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE        $       0.00         $       0.00
========================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                              40,400,000           34,149,041
========================================================================================================


   The accompanying notes are an integral part of these financial statements.





                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 7, 2006) TO APRIL 30, 2008
                                    (AUDITED)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                   Common Stock             Additional        Share         During the
                                            ___________________________      Paid-in       Subscription     Development
                                            Number of shares     Amount      Capital        Receivable         Stage        Total
____________________________________________________________________________________________________________________________________

Balance, April 7,2006                                   -       $    -       $      -         $     -        $       -     $      -

Common stock issued at $0.001 per share on     28,000,000        28,000       (21,000)         (7,000)               -            -
  April 21, 2006

Net loss April 30, 2006                                 -             -             -               -           (1,279)

Balance, April 30, 2006                                                                             -           (1,279)      (1,279)


Proceeds received from share subscriptions              -             -             -           7,000                -        7,000
  receivable


Common stock issued at $0.005 per share.
  (May 1, 2006 to April 30, 2008)              12,400,000        12,400        (3,100)              -                -       15,500


Net Loss April 30,2007                                                                                          (9,867)      (9,867)
____________________________________________________________________________________________________________________________________

Balance, April 30, 2007                        40,400,000       $40,400      $(17,900)                         (11,146)      11,354
____________________________________________________________________________________________________________________________________

Net loss  April 30, 2008                                -             -             -               -          (21,851)     (21,851)
____________________________________________________________________________________________________________________________________

Balance, April 30, 2008                        40,400,000       $40,400      $(17,900)        $     -        $ (32,997)    $(10,497)
====================================================================================================================================


All share amounts have been restated to reflect the 4-1 forward split at April 24, 2008


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                                     Cumulative results of
                                                                                                        operations from
                                                                  Twelve months     Twelve months     inception (April 7,
                                                                      ended            ended          2006) to April 30,
                                                                 April 30, 2008    April 30, 2007            2008
==========================================================================================================================

OPERATING ACTIVITIES
   Net loss                                                        $ (21,851)        $ ( 9,867)            $ (32,997)
   Changes in operating assets and liabilities
   Prepaid Expenses                                                    2,500            (2,500)                    -
   Accrued Liabilities                                                 6,429             3,100                 9,528
__________________________________________________________________________________________________________________________

                                                                     (12,922)           (9,267)              (23,469)
__________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES

FINANCING ACTIVITIES

Proceeds from sale of common stock                                         -            15,500                22,500
Share Subscription receivable                                              -             7,000                     -
Shareholders Loan                                                      1,167            (1,279)                1,167
__________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                         -            21,221                23,667
__________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                      (11,755)           11,954                   198

CASH, BEGINNING                                                       11,954                 -                     -
__________________________________________________________________________________________________________________________

CASH, ENDING                                                       $     198         $  11,954             $     198
==========================================================================================================================


Supplemental cash flow information:
Cash paid for:
   Interest                                                        $       -         $       -             $       -
   Income Taxes                                                    $       -         $       -             $       -
==========================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                                          $       -         $       -             $       -
Stock issued for accounts payable                                  $       -         $       -             $       -
Stock issued for notes payable                                     $       -         $       -             $       -
Stock issued for convertible debentures and interest               $       -         $       -             $       -
Convertible debentures issued for services                         $       -         $       -             $       -
Warrants issued                                                    $       -         $       -             $       -
Stock issued for penalty on default of  convertible debenture      $       -         $       -             $       -
Note payable issued for finance charges                            $       -         $       -             $       -
Forgiveness of not payable and accrued interest                    $       -         $       -             $       -
Stock issued for investment.                                       $       -         $       -             $       -
==========================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Techs Loanstar, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $32,997 The Company was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to provide the loan management service and software for the equity and payday loan industry.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of April 30, 2008, the Company had issued 28,000,000 Founders shares at $0.001 per share for net proceeds of $7,000 which has been received by the Company and 12,400,000 shares at $0.005 per share for net proceeds of $15,500, of which $15,500 has been received by the Company.

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

For the period ended April 30, 2008 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and April 30, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


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

As at April 30, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


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

NOTE 4 - CAPITAL STOCK
________________________________________________________________________________

On April 24, 2008 the Company changed its capitalization from 75,000,000 to 300,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 14, 2008 and effective April 24, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 4 new shares for 1 old share basis whereby 40,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on April 24, 2008

As of April 30, 2008, the sole Director had purchased 28,000,000 shares of the common stock in the Company with proceeds received by the Company totalling $7,000.

PRIVATE PLACEMENT

On April 21, 2006, the Company authorized a private placement offering of up to 16,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. As of April 30, 2008, the Company had issued 12,400,000 shares and received $15,500 from the sale of its private placement stock.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of April 30, 2008, there are not any related party transactions outstanding.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of April 30, 2008, the Company had net operating loss carry forwards of approximately $32,997 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 - EVENTS OF NOTE
________________________________________________________________________________

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective October 17, 2007.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are the firm of Moore and Associates, operating from their offices in Las Vegas, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation he concluded that the registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant's disclosure obligations under the Exchange Act.

There were no significant changes in the registrant's disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2008.

There were no changes in our internal control over financial reporting during the period ended Aprils 30, 2008 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Compay to provide management report in the Annual Report.

PART 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officer and director is set forth below:

Name and Address                 Age                  Position(s)

Gary Pizzacalla                   48     President, Secretary/ Treasurer,
3838 Spicewood Way                       Chief Financial Officer
Mississauga, Ontario                     and Chairman of the Board of Directors.
Canada L5N 7W3

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

Mr. Pizzacalla is a 23-year veteran of the Information Technology Industry, possessing expertise in the areas of programming, hardware/software installation and maintenance and has an extensive background in sales and marketing. His strong business acumen was gained through seven years as an entrepreneur in a successful Consulting and Manufacturer's Representative business venture. He is formally trained and well versed in solution selling techniques and best practices. With a total of 17 years of consulting experience in the implementation of hardware, software and service solutions, Gary's expertise is further enhanced by working with a diverse mix of end user and reseller organizations, including school boards, universities, cities, government, small business and large corporate accounts.

Mr. Pizzacalla's sales experience includes the successful promotion and implementation of mid-range accounting and manufacturing software solutions into small and medium-sized businesses. He also has an extensive background and solid understanding of the Printer / Copier / Supplies & Service Industry, having held Management Level positions throughout his career. Gary has successfully managed a wide range of Reseller and Distribution accounts on both a Regional and National level. His success is built on his ability to secure and nurture solid relationships with `C' Level Management. He worked closely with Sales, Marketing and Product Management teams in creating the tools and promotions necessary to motivate their sales force, thus providing the impetus for them to focus on his products and increase sales.

From 2005 until 2006, Mr. Pizzacalla was IT Product Specialist / Category Manager at Corporate Express Canada Inc., Mississauga, Ontario, Canada. As part of the Sales Management Team he was responsible for growing the IT Product Category in terms of revenue and gross margin dollars. He accomplished this primarily through supporting approximately 75 Sales Reps in the Ontario Division. With his general knowledge of IT Products and expertise in the Printer and Supplies Industry, he was the resident expert and driving force for the category. The success of the IT Product Category during his tenure is measured by YTD results of attaining 107% of revenue and 108% of the gross margin dollars budget, representing 15% growth YOY.

From 2003 until 2005, Mr. Pizzacalla was Account Manager at The Computer Media Group of Brampton, Ontario, Canada. He was responsible for exceeding specific revenue and gross profit quotas in large corporations and government accounts. He effectively utilized standard sales practices and techniques to arrange meetings with qualified prospects, introduce TCMG, and probe to uncover their needs. He handled the entire preparation, completion and submission of tenders and RFQ's for both public and private sector organizations, and maintained an account base consisting of corporations, cities, utilities, government and educational institutions.

From 2000 until 2003, Mr. Pizzacalla was Territory Sales Manager for OKI Data Americas, Inc., Mississauga, Ontario, Canada. Mandated to increase sales in the Greater Toronto Area and Eastern Ontario with an emphasis on the promotion of OKI's color printer line, Mr. Pizzacalla accomplished this through a) strategically recruiting new direct and indirect resellers; b) focused product and sales training to distribution and reseller sales teams and; c) through presentations and solution selling in joint sales calls to top opportunities in major corporate accounts. He also monitored and utilized his account's CO-OP funds, as well as managed a Marketing Development Fund budget, creating customized incentive programs to help garner mind share and drive sales higher. Reporting included revenue and product forecasting, with account and opportunity updating.

Mr Pizzacalla has been President of Techs Loanstar since its inception in April, 2006 to present.

Mr. Pizzacalla is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Techs Loanstar, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class    Name and Address of     Amount and Nature of    Percent of
                  Beneficial Owner [1]      Beneficial Owner        Class

 Common Stock     Gary Pizzacalla,             28,000,000            69%
                  3838 Spicewood Way
                  Mississauga, L5N 7W3
                  Canada

                  All Officers and Directors   28,000,000            69%
                  as a Group (1 person)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Pizzacalla anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended April 30, 2008 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2008. For review of our financial statements for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008 we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

                                     PART IV

ITEM 15. EXHIBITS

23.1     Consent of Moore & Associates, Chartered

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

                        TECHS LOANSTAR, INC.



                        By: /s/ GARY PIZZACALLA
                            ____________________________________________
                                Gary Pizzacalla
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and Director

Dated:  July 9, 2008