Form 10-Q
period 2008-07-31
TECHS LOANSTAR, INC.
filed 2008-09-02
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                  For the quarterly period ended: July 31, 2008

                                       or


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
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)
City, Nevada, 89703


                            112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 284-3770
              ____________________________________________________
              (Registrant's telephone number, including area code)


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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2008, the registrant had 40,400,000 shares of common stock, $0.001 par value, issued and outstanding.

                                      Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements................................................ 3

Balance Sheets as of July 31, 2008 and April 30, 2008(audited).............. 4

Interim Statements of Operations for three months ended July 31, 2008; three months ended July 31, 2007 and cumulative from inception (April 7, 2006)
to July 31, 2008 ........................................................... 5

Interim Statement of Stockholders' Equity (Deficit)
From inception (April 7, 2006) to July 31, 2008............................. 6

Interim Statements of Cash Flows for three months ended July 31, 2008;
three months ended July 31, 2007 and cumulative results from inception
(April 7, 2006) to July 31, 2008............................................ 7

Notes to Interim Financial Statements to July 31, 2008 ..................... 8

Item 2. Management's Discussion and Analysis or Plan of Operation...........12

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........14

Item 4. Controls and Procedures.............................................14

Item 4T. Controls and Procedures............................................14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................15

Item 1A. Risk Factors.......................................................15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........15

Item 3. Defaults Upon Senior Securities.....................................15

Item 4. Submission of Matters to a Vote of Security Holders.................15

Item 5. Other Information...................................................15

Item 6. Exhibits............................................................15

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JULY 31, 2008
                                   (UNAUDITED)















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                     July 31, 2008       April 30, 2008
_______________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $    163             $    198
   Prepaid Expenses                                                           -                    -
_______________________________________________________________________________________________________

Total Assets                                                                163                  198
=======================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued expenses                                                      14,848                9,528
   Shareholders Loan                                                      1,167                1,167
_______________________________________________________________________________________________________

Total Liabilities                                                        16,015               10,695
=======================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
      Authorized
         300,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
         40,400,000 shares of common stock (April 30 2008 and
            2007, 40,400,000)                                            40,400               40,400
      Additional paid-in capital                                        (17,900)             (17,900)
      Deficit accumulated during the development stage                  (38,352)             (32,997)
_______________________________________________________________________________________________________

Total Stockholders' Equity                                              (15,852)             (10,497)
_______________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                             $    163             $    198
=======================================================================================================


    The accompanying notes are an integral part of these financial statements



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS        THREE MONTHS      CUMULATIVE FROM
                                                  ENDED               ENDED            INCEPTION
                                              JULY 31, 2008       JULY 31, 2007      (APRIL 7, 2006)
                                                                                    TO JULY 31, 2008
____________________________________________________________________________________________________

REVENUE                                        $         -         $        -          $       -

OPERATING EXPENSES

   Office and general                          $    (1,896)        $   (1,184)         $  (6,459)
   Professional fees                           $    (3,460)        $   (4,000)         $ (31,893)
____________________________________________________________________________________________________

LOSS FROM OPERATIONS                           $    (5,356)        $   (5,184)         $ (38,352)

PROVISION FOR INCOME TAX                       $         -         $        -          $       -

NET LOSS                                       $    (5,356)        $   (5,184)         $ (38,352)
====================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE        $      0.00         $     0.00
====================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                            10,190,041          8,398,674
====================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM INCEPTION (APRIL 7, 2006) TO JULY 31, 2008
                                   (UNAUDITED)
                                                                                                              Deficit
                                                                                                            Accumulated
                                                   Common Stock             Additional        Share         During the
                                            ___________________________      Paid-in       Subscription     Development
                                            Number of shares     Amount      Capital        Receivable         Stage        Total
___________________________________________________________________________________________________________________________________

Balance, April 7,2006                                   -       $    -       $      -         $     -        $      -      $      -

Common stock issued at $0.001 per share on
   April 21, 2006                              28,000,000        28,000       (21,000)         (7,000)               -            -

Net loss April 30, 2006                                 -             -             -               -           (1,279)      (1,279)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2006                                                                             -           (1,279)      (1,279)

Proceeds received from share
   subscriptions receivable                             -             -             -           7,000                -        7,000

Common stock issued at $0.005 per share.
   (May 1, 2006 to July 31, 2008)              12,400,000        12,400         3,100               -                -       15,500

Net Loss April 30,2007                                                                                          (9,867)      (9,867)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2007                        40,400,000       $40,400      $(17,900)                         (11,146)      11,354

Net Loss April 30,2008                                                                                         (21,851)     (21,851)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2008                        40,400,000       $40,400      $(17,900)                         (32,997)     (10,497)

Net loss  July 31, 2008                                 -             -             -               -           (5,355)      (5,355)
___________________________________________________________________________________________________________________________________

Balance, July 31, 2008                         40,400,000       $40,400      $ (17,900)       $     -        $ (38,352)    $(15,852)
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Cumulative results of
                                                                                                        operations from
                                                              Three months         Three months       inception (April 7,
                                                                  ended               ended            2006) to July 31,
                                                              July 31, 2008       July 31, 2007              2008
__________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                                     $ (5,356)           $ ( 5,184)             $ (38,353)
   Changes in operating assets and liabilities
      Prepaid Expenses                                                 -               (2,296)                     -
      Accrued Liabilities                                          5,320                  400                 14,849
__________________________________________________________________________________________________________________________

                                                                     (35)              (2,488)               (23,504)
__________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                                   (35)              (2,488)               (23,504)
__________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
Proceeds from sale of common stock                                     -                                      22,500
Share Subscription receivable                                          -                                           -
Shareholders Loan                                                      -                                       1,167
__________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                     -                                      23,667
__________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                      (35)              11,954                    163

CASH, BEGINNING                                                      198                                           -
__________________________________________________________________________________________________________________________

CASH, ENDING                                                    $    163            $   9,466              $     163
==========================================================================================================================


Supplemental cash flow information:
Cash paid for:
   Interest                                                     $      -            $       -              $       -
   Income Taxes                                                 $      -            $       -              $       -
==========================================================================================================================

NON-CASH ACTIVITIES
   Stock issued for services                                    $      -            $       -              $       -
   Stock issued for accounts payable                            $      -            $       -              $       -
   Stock issued for notes payable                               $      -            $       -              $       -
   Stock issued for convertible debentures and interest         $      -            $       -              $       -
   Convertible debentures issued for services                   $      -            $       -              $       -
   Warrants issued                                              $      -            $       -              $       -
   Stock issued for penalty on default of  convertible          $      -            $       -              $       -
   debenture
   Note payable issued for finance charges                      $      -            $       -              $       -
   Forgiveness of not payable and accrued interest              $      -            $       -              $       -
   Stock issued for investment.                                 $      -            $       -              $       -
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


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Techs Loanstar, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $38,352 The Company was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to provide the loan management service and software for the equity and payday loan industry.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of July 31, 2008, the Company had issued 28,000,000 Founders shares at $0.001 per share for net proceeds of $7,000 which has been received by the Company and 12,400,000 shares at $0.005 per share for net proceeds of $15,500, of which $15,500 has been received by the Company.

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

For the period ended July 31, 2008 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and July 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________


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

As at July 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________


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


NOTE 4 - CAPITAL STOCK
________________________________________________________________________________

As of July 31, 2008, the sole Director had purchased 28,000,000 shares of the common stock in the Company with proceeds received by the Company totalling $7,000.

On April 24, 2008 the Company changed its capitalization from 75,000,000 to 300,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 14, 2008 and effective April 24, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 4 new shares for 1 old share basis whereby 40,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on April 24, 2008

As of July 31, 2008, the sole Director had purchased 28,000,000 shares of the common stock in the Company with proceeds received by the Company totalling $7,000.

PRIVATE PLACEMENT

On April 21, 2006, the Company authorized a private placement offering of up to 16,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. As of July 31, 2008, the Company had issued 12,400,000 shares and received $15,500 from the sale of its private placement stock.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________


NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of July 31, 2008, there are not any related party transactions outstanding.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of July 31, 2008, the Company had net operating loss carry forwards of approximately $38,352 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 - EVENTS OF NOTE
________________________________________________________________________________

 The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective October 17, 2007.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently know to our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and other similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report.

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

The Company has not generated any revenues from inception nor during the fiscal quarter ended July 31, 2008. As of the fiscal quarter indeed July 31, 2008 we had $163 of cash on hand. We incurred operating expenses of $5,356 comprised of professional fees and office and general expenses.

Plan of Operation

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds and the Company will seek to sell additional capital through private equity placements, debt securities or seek alternative sources of financing. If we are unable to secure additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results.

Over the next 12 month period we must raise capital and start the staged procurement of our loan management software systems that we intend to license in stages and expand and enhance over time and as our business develops.

As our first step we plan to acquire open source data base applications that we can customize to suite a wide variety of financing businesses, such as pay-day and equity loan, leasing and finance companies. The cost of customizing theses application is estimated to cost $7,000.

The next stage is procuring the e-commerce transaction software required in advance of client functionality that will enable the purchase of our products and services over the Internet at an estimated cost of $4,000.

In the final stage expect to procure client functionality modules to augment the loan management data base systems with a call center, website integration, data conversion, internet lead integration and accounting file auto export services, estimated to cost $8,000. During this stage we will continue work on the client, transaction and administration modules and other data base functionality.

During this period we intend to initiate our marketing activities to attract prospective clients from a large number of North American pay-day and equity loan businesses. Our marketing plan includes identifying and initiating contact with pay-day and equity loan providers, participating in finance industry trade shows, placing advertisements in trade magazines and on-line journals and contacting finance industry associations. The marketing plan is estimated to cost $15,000.

If we can complete these stages and we receive a positive reaction from our potential customers in the form of firm purchase orders, we will attempt to raise money through a private placement, public offering or long-term loans to purchase additional functionality for our loan management software.

At present, our sole officer and director has invested $7,000 in the Company. A total of 31 other investors have invested a further $15,500 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise capital, we will either suspend development and marketing operations until we do raise the cash, or cease operations entirely.

If we are unable to complete any phase of our software procurement or marketing efforts because we don't have enough money, we will cease our development and marketing operations until we raise money. Attempting to raise capital after failing in any phase of our software procurement plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Item 4T. CONTROLS AND PROCEDURES

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2008.

There were no changes in our internal control over financial reporting during the period ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1


                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


Dated:  September 2, 2008