Form 10-Q
period 2008-10-31
TECHS LOANSTAR, INC.
filed 2008-12-09
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2008
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 21, 2008, the registrant had 40,400,000 shares of common stock, $0.001 par value, issued and outstanding.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                OCTOBER 31, 2008
                                   (UNAUDITED)

















CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

CONDENSED NOTES TO FINANCIAL STATEMENTS


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                  October 31, 2008       April 30, 2008
_______________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $     40             $    198
   Prepaid Expenses                                                           -                    -
_______________________________________________________________________________________________________

Total Assets                                                                 40                  198
=======================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued expenses                                                       6,365                9,528
   Shareholders Loan                                                     11,167                1,167
_______________________________________________________________________________________________________

Total Liabilities                                                        17,532               10,695
=======================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
      Authorized
         300,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
         40,400,000 shares of common stock                                40,400               40,400
      Additional paid-in capital                                         (17,900)             (17,900)
      Deficit accumulated during the development stage                   (39,992)             (32,997)
_______________________________________________________________________________________________________

Total Stockholders' Equity                                               (17,492)             (10,497)
_______________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                             $      40             $    198
=======================================================================================================


    The accompanying notes are an integral part of these financial statements


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS       THREE MONTHS     SIX MONTHS        THREE MONTHS    CUMULATIVE FROM
                                               ENDED              ENDED           ENDED              ENDED          INCEPTION
                                         OCTOBER 31, 2008   OCTOBER 31, 2007  OCTOBER 31, 2008  OCTOBER 31, 2007  (APRIL 7, 2006)
                                                                                                                TO OCTOBER 31, 2008
__________________________________________________________________________________________________________________________________

REVENUE                                     $         -        $        -      $         -         $        -        $       -

OPERATING EXPENSES

   Office and general                       $    (  639)       $   (  562)     $    (3,138)        $   (1,747)       $ (14,186)
   Professional fees                        $    (1,000)       $   (1,900)     $    (3,856)        $   (5,900)       $ (25,806)
__________________________________________________________________________________________________________________________________

LOSS FROM OPERATIONS                        $    (1,639)       $   (2,462)     $    (6,994)        $   (7,647)       $ (39,992)

PROVISION FOR INCOME TAX                    $         -        $        -      $         -         $        -        $       -

NET LOSS                                    $    (1,639)       $   (2,462)     $    (6,994)        $   (7,647)       $ (39,992)
==================================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE     $      0.00        $     0.00      $      0.00         $     0.00
==================================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                         40,000,000         8,669,454       40,000,000          8,669,454
==================================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM INCEPTION (APRIL 7, 2006) TO OCTOBER 31, 2008
                                   (UNAUDITED)
                                                                                                              Deficit
                                                                                                            Accumulated
                                                   Common Stock             Additional        Share         During the
                                            ___________________________      Paid-in       Subscription     Development
                                            Number of shares     Amount      Capital        Receivable         Stage        Total
___________________________________________________________________________________________________________________________________

Balance, April 7,2006                                   -       $    -       $      -         $     -        $       -     $      -

Common stock issued at $0.001 per share on
   April 21, 2006 to President                 28,000,000        28,000       (21,000)         (7,000)               -            -

Net loss April 30, 2006                                 -             -             -               -           (1,279)      (1,279)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2006                                          28,000       (21,000)         (7,000)          (1,279)      (1,279)

Proceeds received from share
   subscriptions receivable                             -             -             -           7,000                -        7,000

Common stock issued at $0.005 per share.
   (May 1, 2006 to October 31, 2008)           12,400,000        12,400         3,100               -                -       15,500

Net Loss April 30,2007                                                                                          (9,867)      (9,867)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2007                        40,400,000       $40,400      $(17,900)              -          (11,146)      11,354
___________________________________________________________________________________________________________________________________

Net Loss April 30,2008                                                                                         (21,851)     (21,851)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2008                        40,400,000       $40,400      $(17,900)                         (32,997)     (10,497)

Net loss October 31, 2008                               -             -             -               -           (6,995)      (6,995)
___________________________________________________________________________________________________________________________________

Balance, October 31, 2008                      40,400,000       $40,400      $ (17,900)       $     -        $ (39,992)    $(17,492)
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Cumulative results of
                                                                                                        operations from
                                                              Six months         Six months       inception (April 7,
                                                                ended               ended            2006) to October 31,
                                                            October 31, 2008   October 31, 2007              2008
__________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                                     $ (6,994)           $  (7,647)             $ (39,992)
   Changes in operating assets and liabilities
   Prepaid Expenses                                                    -               (2,500)                     -
   Accrued Liabilities                                            (3,164)                 400                  6,365
__________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                               (10,158)              (4,747)               (33,627)
__________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                  -                    -                 22,500
   Shareholders Loan                                              10,000                    -                 11,167
__________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                10,000                    -                 33,667
__________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                     (158)              11,954                  7,207

CASH, BEGINNING                                                      198                    -                      -
__________________________________________________________________________________________________________________________

CASH, ENDING                                                    $     40            $   7,207              $      40
==========================================================================================================================


Supplemental cash flow information:
Cash paid for:
   Interest                                                     $      -            $       -              $       -
   Income Taxes                                                 $      -            $       -              $       -
==========================================================================================================================

NON-CASH ACTIVITIES
   Stock issued for services                                    $      -            $       -              $       -
   Stock issued for accounts payable                            $      -            $       -              $       -
   Stock issued for notes payable                               $      -            $       -              $       -
   Stock issued for convertible debentures and interest         $      -            $       -              $       -
   Convertible debentures issued for services                   $      -            $       -              $       -
   Warrants issued                                              $      -            $       -              $       -
   Stock issued for penalty on default of  convertible          $      -            $       -              $       -
   debenture
   Note payable issued for finance charges                      $      -            $       -              $       -
   Forgiveness of not payable and accrued interest              $      -            $       -              $       -
   Stock issued for investment.                                 $      -            $       -              $       -
==========================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 2008
________________________________________________________________________________


       NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the periods ended October 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

       NOTE 2 -   GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

       The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has not generated any revenues from inception nor during the fiscal quarter ended October 31, 2008. As of the fiscal quarter ended October 31, 2008 we had $40 of cash on hand. We incurred operating expenses of $1,639 comprised of professional fees and office and general expenses.

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

During this period we also intend to initiate our marketing activities to attract prospective clients from a large number of North American pay-day and equity loan businesses. Our marketing plan includes identifying and initiating contact with pay-day and equity loan providers, participating in finance industry trade shows, placing advertisements in trade magazines and on-line journals and contacting finance industry associations. The execution of the marketing plan is estimated to cost $15,000.

If we can complete these stages and we receive a positive reaction from our potential customers in the form of firm purchase orders, we will attempt to raise money through a private placement, public offering or long-term loans to purchase additional functionality for our loan management software.

At present, our sole officer and director has invested $7,000 and a total of 31 others have invested a further $15,500 through the purchase of common shares of the company. Our sole officer and director has also invested a further $11,167 in the way of shareholder loans. At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise capital, we will either suspend development and marketing operations until we do raise the cash, or cease operations entirely.

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

Item 4T. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


                    TECHS LOANSTAR, INC.


               BY:  /s/ GARY PIZZACALLA
                    ____________________________________________________________
                    Gary Pizzacalla
                    President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director


Dated:  December 9, 2008