Form 10-Q
period 2009-01-31
TECHS LOANSTAR, INC.
filed 2009-03-09
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: January 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from ________________ to __________________


                       Commission File Number: 333-143630


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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 17, 2009, the registrant had 40,400,000 shares of common stock, $0.001 par value, issued and outstanding.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                JANUARY 31, 2009
                                   (UNAUDITED)

















CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

CONDENSED NOTES TO FINANCIAL STATEMENTS



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                        January 31, 2009       April 30, 2008
_______________________________________________________________________________________________________________________________

                                         ASSETS

CURRENT ASSETS
   Cash                                                                               $                5    $              198
   Prepaid Expenses                                                                                    -                     -
_______________________________________________________________________________________________________________________________
Total Assets                                                                                           5                   198
===============================================================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued expenses                                                                                7,575                 9,528
   Shareholders Loan                                                                              14,773                 1,167
_______________________________________________________________________________________________________________________________
Total Liabilities                                                                                 22,348                10,695
_______________________________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
    Authorized
      300,000,000 shares of common stock, $0.001 par value,
    Issued and outstanding
      40,400,000 shares of common stock                                                           40,400                40,400
   Additional paid-in capital                                                                    (17,900)              (17,900)
   Deficit accumulated during the development stage                                              (44,843)              (32,997)
_______________________________________________________________________________________________________________________________

Total Stockholders' Equity                                                                       (22,343)              (10,497)
_______________________________________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                                            $                5    $              198
===============================================================================================================================



    The accompanying notes are an integral part of these financial statements



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                CUMULATIVE FROM
                                     THREE MONTHS        THREE MONTHS        NINE MONTHS        NINE MONTHS        INCEPTION
                                         ENDED              ENDED               ENDED              ENDED        (APRIL 7, 2006)
                                   JANUARY 31, 2009    JANUARY 31, 2008   JANUARY 31, 2009   JANUARY 31, 2008  TO JANUARY 31, 2009
__________________________________________________________________________________________________________________________________
REVENUE                            $             -    $             -     $             -    $             -   $              -
__________________________________________________________________________________________________________________________________

OPERATING EXPENSES

   Office and general              $           148             (3,391)    $        (2,990)   $        (5,137)   $       (13,937)
   Professional fees                        (5,000)            (2,500)             (8,856)            (8,400)           (30,906)
__________________________________________________________________________________________________________________________________
LOSS FROM OPERATIONS               $        (4,852)   $        (5,891)    $       (11,846)   $       (13,537)   $       (44,843)

PROVISION FOR INCOME TAX           $             -    $             -     $             -    $             -    $             -

NET LOSS                           $        (4,852)   $        (5,891)    $       (11,846)   $       (13,537)   $       (44,843)
==================================================================================================================================



BASIC AND DILUTED LOSS PER
COMMON SHARE                       $            0.00  $             0.00  $            0.00  $             0.00
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                         40,000,000          35,468,624         40,000,000          35,468,624
==================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (APRIL 7, 2006) TO JANUARY 31, 2009
                                   (UNAUDITED)

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                           Additional      Share       During the
                                                                           Paid-in     Subscription   Development
                                                    Common Stock            Capital      Receivable       Stage            Total
                                            _______________________________________________________________________________________
                                            Number of shares      Amount
___________________________________________________________________________________________________________________________________

Balance, April 7,2006                                    -  $          -  $          -   $          -   $          -  $          -

Common stock issued at $0.001 per share on      28,000,000        28,000       (21,000)        (7,000)             -             -
  April 21, 2006 to President
Net loss for the year ended April 30, 2006
(Audited)                                                -             -             -              -         (1,279)       (1,279)
___________________________________________________________________________________________________________________________________
Balance, April 30, 2006 (Audited)                                 28,000       (21,000)        (7,000)        (1,279)       (1,279)
___________________________________________________________________________________________________________________________________

Proceeds received from share subscriptions               -             -             -          7,000              -         7,000
  receivable

Common  stock  issued at $0.005  per share.     12,400,000        12,400         3,100              -              -        15,500
  (May 1, 2006 to April 30, 2007)
Net Loss for the year ended April 30,2007
(Audited)                                                -             -              -              -        (9,867)       (9,867)
___________________________________________________________________________________________________________________________________
Balance, April 30, 2007 (Audited)               40,400,000  $     40,400  $    (17,900)             -        (11,146)       11,354
___________________________________________________________________________________________________________________________________

Net Loss for the year ended April 30,2008
(Audited)                                                -             -              -              -       (21,851)      (21,851)
___________________________________________________________________________________________________________________________________
Balance, April 30, 2008 (Audited)               40,400,000  $     40,400  $    (17,900)                      (32,997)      (10,497)
___________________________________________________________________________________________________________________________________

Net loss for the period ended
January 31, 2009                                         -             -             -              -        (11,846)      (11,846)
___________________________________________________________________________________________________________________________________

Balance, January 31, 2009                       40,400,000  $     40,400  $    (17,900)  $          -   $    (44,843) $    (22,343)
===================================================================================================================================



   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Cumulative
                                                                                                           results of
                                                                                                        operations from
                                                                     Nine months        Nine months     inception (April
                                                                        ended              ended           7, 2006) to
                                                                  January 31, 2009   January 31, 2008   January 31, 2009
__________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                                        $         (11,846) $         (13,537) $         (44,843)
  Changes in operating assets and liabilities
  Prepaid Expenses                                                                -              2,500                  -
  Accrued Liabilities                                                        (1,954)             4,457              7,575
__________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                                          (13,800)            (6,580)           (37,268)
__________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                              -                  -             22,500
  Shareholders Loan                                                          13,607                  -             14,773
__________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                           13,607                  -             37,273
__________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                (193)            (6,580)                 5

CASH, BEGINNING                                                                 198             11,954                  -
__________________________________________________________________________________________________________________________

CASH, ENDING                                                      $               5  $           5,374  $               5
==========================================================================================================================

Supplemental cash flow information:
Cash paid for:
  Interest                                                        $               -  $               -  $               -
  Income Taxes                                                    $               -  $               -  $               -
==========================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                                                 -                  -                  -
Stock issued for accounts payable                                         -                  -                  -
Stock issued for notes payable                                            -                  -                  -
Stock issued for convertible debentures and interest                      -                  -                  -
Convertible debentures issued for services                                -                  -                  -
Warrants issued                                                           -                  -                  -
Stock issued for penalty on default of  convertible debenture             -                  -                  -
Note payable issued for finance charges                                   -                  -                  -
Forgiveness of not payable and accrued interest                           -                  -                  -
Stock issued for investment.                                              -                  -                  -


   The accompanying notes are an integral part of these financial statements.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                JANUARY 31, 2009
 _______________________________________________________________________________


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to our management. The words "expects", "intends", "plans", "believes", "anticipates", "may", "could", "should" and other similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

The Company has not generated any revenues from inception nor during the fiscal quarter ended January 31, 2009. As of the fiscal quarter ended January 31, 2009 we had $5 of cash on hand. We incurred operating expenses of $4,852 comprised of professional fees and office and general expenses. In the fiscal quarter ended January 31, 2008 we incurred operating expenses of $5,891 also made up of professional fees and office and general expenses. Since inception, Techs Loanstar has incurred operating losses of $44,843.

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

At present, our sole officer and director has invested $7,000 and a total of 31 others have invested a further $15,500 through the purchase of common shares of the company. Our sole officer and director has also invested a further $14,773 in the way of shareholder loans. At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise capital, we will either suspend development and marketing operations until we do raise the cash or cease operations entirely.

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

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of January 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company

Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer**

*  Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TECHS LOANSTAR, INC.


                                By: /s/ GARY PIZZACALLA
                                        ________________________________________
                                        Gary Pizzacalla
                                        President, Secretary Treasurer,
                                        Principal Executive Officer,
                                        Principal Financial Officer and Director


Dated:  March 9, 2009