Form 10-K
period 2009-04-30
TECHS LOANSTAR, INC.
filed 2009-07-16
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                    For the fiscal year ended April 30, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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


                             112 North Curry Street
                            Carson City, Nevada 89703
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number including area code (775) 284-3770


        Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to
    Section 12(g) of the Act:

  Common Stock par value $0.001                            None
  _____________________________           ______________________________________
        (Title of Class)                  (Name of exchange on which registered)


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

Large accelerated filer   [ ]                              Accelerated filer [ ]
Non-accelerated filer     [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                 Yes [X]  No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of June 29, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,500.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

                                     PART I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      4
Item 1B     Unresolved Staff Comments                                         4
Item 2      Properties                                                        4
Item 3      Legal Proceedings                                                 4
Item 4      Submission of Matters to a Vote of Security Holders               4

                                     PART II

Item 5      Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 5
Item 6      Selected Financial Data                                           5
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          5
Item 7A     Quantitative and Qualitative Disclosure about Market Risk         7
Item 8      Financial Statements and Supplementary Data                       7
Item 9      Changes an Disagreements With Accountants on Accounting and
            Financial Disclosure                                             20
Item 9A(T)  Controls and Procedures                                          20
Item 9B     Other Information                                                22

                                    PART III

Item 10     Directors, Executive Officers and Corporate Governance           22
Item 11     Executive Compensation                                           24
Item 12     Security Ownership of Certain Beneficial Owners and Management   24
Item 13     Certain Relationships and Related Transactions and Director
            Independence                                                     25
Item 14     Principal Accounting Fees and Services                           25

                                     PART IV

Item 15     Exhibits and Financial Statement Schedules                       25

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

We have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our software applications within the next twelve months and begin recognizing revenue from the sale and distribution of our product thereafter.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

Our product

Techs Loanstar plans to offer low cost custom data base applications to the growing pay day and short term equity loan industries. Our services to loan companies will include evaluating their enterprise software needs, designing and maintaining custom loan management data base applications and integrating loan management systems with the clients existing enterprise software systems such as e-commerce transaction systems. The recent growth of the pay day and short term equity loan industries has stimulated demand for low cost loan administration systems that smaller firms can easily configure and integrate with their existing software systems. Techs Loanstar intends to enter this market with custom software and data base systems built upon open source code provided by independent third party programmers.

We will also provide clients with a comprehensive suite of services including the assessment of their software and business systems requirements, the design of solutions that meet these requirements and the integration of their business and software systems into their existing enterprise level software programs.

The market

Techs Loanstar will compete with traditional loan management software developers by offering a range of consulting services and customized data base applications to pay-day and equity loan businesses.

Over 25 million people in the United States have a potential need for a short-term loan. Today there are over 25,000 loan stores and hundreds of call centers servicing the marketplace. These locations potentially have a need for standardization of the lending process and flexibility to service the customer in a fast, efficient manner. Techs Loanstar's loan management database will allow loan merchants to obtain uniform lending, collections and business operations.

The life cycle of the short-term loan industry in the last few years has passed through the acceptance and regulation phases and is now into the growth and consolidation-of-participants phases. Most of the successful participants in the industry today are seeking technological solutions to better automate and enhance their operations. The customer in this marketplace requires additional purchase points, such as websites supporting E-signature, to make transactions easier, faster and more confidential. Techs Loanstar will up to date with the various technologies and how they can be implemented into a merchant's business operations.

Patents

Upon successful completion of the development of our product, we plan to apply for patent protection and/or copyright protection in the jurisdictions in which we will conduct business and distribute our product.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product and services, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended April 30, 2009.

                                     PART II


ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Techs Loanstar's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "TCLN".

As of April 30, 2009 the Company had thirty-two (32) active shareholders of record. We have not paid cash dividends and have no outstanding options.

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

Our auditor's report on our April 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "April 30, 2009 Audited Financial Statements - Auditors Report."

As of April 30, 2009, we had $0 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, we are highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because Techs Loanstar is a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Techs Loanstar's common stock would lose all of their investment.

The Company did not generate any revenue during the fiscal year ended April 30, 2009 and has not raised any revenue since inception.

Total expenses for the fiscal year ending April 30, 2009 were $15,457 resulting in an operating loss for the fiscal year of $15,457. The operating loss for the period is a result of professional fees in the amount of $11,857, office and general expenses in the amount of $3,600.

Total expense in the fiscal year ended January 31, 2008 were $21,851 resulting in total expenses since inception of $48,454 and an operating loss since inception of $48,454.

As of April 30, 2009 the President has advanced $16,548 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Plan of Operation

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

In the final stage we expect to procure client functionality modules to augment the loan management data base systems with a call center, website integration, data conversion, internet lead integration and accounting file auto export services, estimated to cost $8,000. During this stage we will continue work on the client, transaction and administration modules and other data base functionality.

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

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the funds currently available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $24,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,000 over this same period. The officer and director, Mr. Pizzacalla has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2009
                                    (AUDITED)












REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
       PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
TECHS LOANSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and from inception on April 7, 2006 through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on April 7, 2006 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $48,454, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MOORE & ASSOCIATES, CHARTERED
_________________________________
    Moore & Associates, Chartered
    Las Vegas, Nevada
    June 26, 2009


 6490 WEST DESERT INN RD, LAS VEGAS, NV 89146 (702) 253-7499 FAX (702) 253-7501


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                    (AUDITED)

                                                                    Year ended           Year ended
                                                                  April 30, 2009       April 30, 2008
_____________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS
      Cash                                                          $       -            $     198
      Prepaid Expenses                                                      -                    -
_____________________________________________________________________________________________________

 Total Assets                                                               -                  198
=====================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Cash overdrawn                                                $      32            $       -
      Accrued expenses                                                  9,374                9,528
      Shareholders Loan                                                16,548                1,167
_____________________________________________________________________________________________________

 Total Liabilities                                                     25,954               10,695
=====================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
      Capital stock (Note 5)
      Authorized
      300,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
      40,400,000 shares of common stock                                40,400               40,400
      Additional paid-in capital                                      (17,900)             (17,900)
      Deficit accumulated during the development stage                (48,454)             (32,997)
_____________________________________________________________________________________________________

Total Stockholders' Equity                                            (25,954)             (10,497)
_____________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                          $       -            $      98
=====================================================================================================


    The accompanying notes are an integral part of these financial statements



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                    (AUDITED)

                                                                              Cumulative from
                                                                              inception (April
                                      Year ended           Year ended           7, 2006) to
                                    April 30, 2009       April 30, 2008        April 30, 2009
______________________________________________________________________________________________

REVENUE                              $         -          $         -            $       -

OPERATING EXPENSES
   Office and general                $     3,600          $     8,152            $  16,319
   Professional fees                      11,857               13,699               32,135
______________________________________________________________________________________________

LOSS FROM OPERATIONS                 $   (15,457)         $   (21,851)           $ (48,454)

PROVISION FOR INCOME TAX             $         -          $         -            $       -

NET LOSS                             $   (15,457)         $   (21,851)           $ (48,454)
==============================================================================================

BASIC AND DILUTED LOSS
PER COMMON SHARE                     $      0.00          $      0.00
==============================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                   40,400,000           40,400,000
==============================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 7, 2006) TO APRIL 30, 2009
                                    (AUDITED)

                                                                                                     Deficit
                                                                                                   Accumulated
                                             Common Stock            Additional       Share        During the
                                     ____________________________     Paid-in      Subscription    Development
                                     Number of shares     Amount      Capital       Receivable        Stage         Total
___________________________________________________________________________________________________________________________

Balance, April 7,2006                            -       $      -    $        -      $      -       $       -     $       -

Common stock issued at $0.001 per
share on April 21, 2006                 28,000,000         28,000       (21,000)       (7,000)              -             -

Net loss April 30, 2006                          -              -             -             -          (1,279)
___________________________________________________________________________________________________________________________

Balance, April 30, 2006                 28,000,000         28,000       (21,000)       (7,000)         (1,279)       (1,279)
===========================================================================================================================

Proceeds received from share
subscriptions receivable                         -              -             -         7,000               -         7,000

Common stock issued at $0.005
per share.
(May 1, 2006 to April 30, 2008)         12,400,000         12,400        (3,100)            -               -        15,500

Net Loss April 30,2007                                                                                 (9,867)       (9,867)
___________________________________________________________________________________________________________________________

Balance, April 30, 2007                 40,400,000       $ 40,400    $  (17,900)                      (11,146)       11,354
===========================================================================================================================

Net loss  April 30, 2008                         -              -             -             -         (21,851)      (21,851)
___________________________________________________________________________________________________________________________

Balance, April 30, 2008                 40,400,000       $ 40,400    $  (17,900)     $      -       $ (32,997)    $ (10,497)
===========================================================================================================================

Net loss  April 30, 2009                         -              -             -             -         (15,457)      (15,457)
___________________________________________________________________________________________________________________________

Balance, April 30, 2009                 40,400,000       $ 40,400    $  (17,900)     $      -       $ (48,454)    $ (25,954)
===========================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                         Cumulative results of
                                                                                            operations from
                                                Year ended           Year ended           inception (April 7,
                                              April 30, 2009       April 30, 2008       2006) to April 30, 2009
_______________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                     $ (15,457)           $ (21,851)                $ (48,454)
   Changes in operating assets and
   liabilities
      Prepaid Expenses                                  -                2,500                         -
      Accrued Liabilities                            (154)               6,429                     9,374
_______________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                (15,611)             (12,922)                  (39,080)

FINANCING ACTIVITIES
Proceeds from sale of common stock                      -                    -                    22,500
Share Subscription receivable                           -                    -                         -
Shareholders Loan                                  15,380                1,167                    16,548
_______________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                 15,380                    -                    39,048
_______________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                      (231)             (11,755)                      (32)

CASH, BEGINNING                                       198               11,954                         -
_______________________________________________________________________________________________________________

CASH, ENDING                                    $     (32)           $     198                 $     (32)
===============================================================================================================

Supplemental cash flow information:
Cash paid for:
   Interest                                     $       -            $       -                 $       -
   Income Taxes                                 $       -            $       -                 $       -
===============================================================================================================

NON-CASH ACTIVITIES
   Stock issued for services                    $       -            $       -                 $       -
   Stock issued for accounts payable            $       -            $       -                 $       -
   Stock issued for notes payable               $       -            $       -                 $       -
   Stock issued for convertible
      debentures and interest                   $       -            $       -                 $       -
   Convertible debentures issued
      for services                              $       -            $       -                 $       -
   Warrants issued                              $       -            $       -                 $       -
   Stock issued for penalty on
      default of  convertible debenture         $       -            $       -                 $       -
   Note payable issued for finance
      charges                                   $       -            $       -                 $       -
   Forgiveness of not payable and
      accrued interest                          $       -            $       -                 $       -
   Stock issued for investment.                 $       -            $       -                 $       -
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Techs Loanstar, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $48,454 The Company was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to provide the loan management service and software for the equity and payday loan industry.

NOTE 2 - GOING CONCERN
________________________________________________________________________________

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of April 30, 2009, the Company had issued 28,000,000 Founders shares at $0.001 per share for net proceeds of $7,000 which has been received by the Company and 12,400,000 shares at $0.005 per share for net proceeds of $15,500, of which $15,500 has been received by the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

For the period ended April 30, 2009 all operations took place in Ontario, Canada.

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

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

As at April 30, 2009 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial POSITION and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued,

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

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

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 5 - CAPITAL STOCK
________________________________________________________________________________

On April 24, 2008 the Company changed its capitalization from 75,000,000 to 300,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 14, 2008 and effective April 24, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 4 new shares for 1 old share basis whereby 40,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on April 24, 2008

As of April 30, 2009, the sole Director had purchased 28,000,000 shares of the common stock in the Company with proceeds received by the Company totalling $7,000.

PRIVATE PLACEMENT

On April 21, 2006, the Company authorized a private placement offering of up to 16,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. As of April 30, 2009, the Company had issued 12,400,000 shares and received $15,500 from the sale of its private placement stock.

NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of April 30, 2009, the Company received advances from a Director in the amount of $16,548.

NOTE 7 - ADVERTISING
________________________________________________________________________________

Advertising is expenses when incurred. There has been no advertising during the period.

NOTE 8 - PROPERTY AND EQUIPMENT
________________________________________________________________________________

The company owns no property nor leases office space. The office space is donated by the director at no charge.

NOTE 9 - INCOME TAXES
________________________________________________________________________________

As of April 30, 2009, the Company had net operating loss carry forwards of approximately $48,454 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 - EVENTS OF NOTE
________________________________________________________________________________

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

ITEM 9A(T). CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

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

As of April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us . Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officer and director is set forth below:

  Name and Address         Age                    Position(s)

Gary Pizzacalla             49       President, Secretary/ Treasurer, Chief
3838 Spicewood Way                   Financial Officer and Chairman of the
Mississauga, Ontario                 Board of Directors.
Canada L5N 7W3

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

From 2005 until 2006, Mr. Pizzacalla was IT Product Specialist / Category Manager at Corporate Express Canada Inc., Mississauga, Ontario, Canada. As part of the Sales Management Team he was responsible for growing the IT Product Category in terms of revenue and gross margin dollars. He accomplished this primarily through supporting approximately 75 Sales Reps in the Ontario Division. With his general knowledge of IT Products and expertise in the Printer and Supplies Industry, he was the resident expert and driving force for the category. The success of the IT Product Category during his tenure is measured by YTD results of attaining 107% of revenue and 108% of the gross margin dollars budget, representing 15% growth year over year.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of April 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:


Title of Class    Name and Address of           Amount and Nature of    Percent
                  Beneficial Owner [1]            Beneficial Owner      of Class

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended April 30, 2009 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2009. For review of our financial statements for the quarters ended July 31, 2008, October 31, 2008 and January 31, 2009 we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated: July 16, 2009