Form 10-Q
period 2009-07-31
TECHS LOANSTAR, INC.
filed 2009-09-21
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended: July 31, 2009
                                       or


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from ________________ to __________________


                       Commission File Number 333-143630


                              TECHS LOANSTAR, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


               Nevada                                            20-4682058
____________________________________                         ___________________
    (State or other jurisdiction                                (IRS Employer
of  incorporation  or  organization)                         Identification No.)


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

Large accelerated filer   [ ]                              Accelerated filer [ ]
Smaller reporting company [X]
Non-accelerated filer     [ ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 14, 2009, the registrant had 40,400,000 shares of common stock, $0.001 par value, issued and outstanding.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JULY 31, 2009
                                   (UNAUDITED)













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                         July 31, 2009         April 30, 2009
_____________________________________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                       $      -               $      -
   Prepaid Expenses                                                                                  -                      -
_____________________________________________________________________________________________________________________________
 Total Assets                                                                                        -                      -
=============================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash overdrawn                                                                             $     70               $     32
   Accrued expenses                                                                             11,493                  9,374
   Shareholders Loan                                                                            21,545                 16,548
_____________________________________________________________________________________________________________________________
Total Liabilities
                                                                                                33,108                 25,954
=============================================================================================================================
STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 5)
      Authorized
         300,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
         40,400,000 shares of common stock                                                      40,400                 40,400
   Additional paid-in capital                                                                  (17,900)               (17,900)
   Deficit accumulated during the development stage                                            (55,608)               (48,454)
_____________________________________________________________________________________________________________________________

Total Stockholders' Equity                                                                     (33,108)               (25,954)
_____________________________________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                                                    $      -               $      -
=============================================================================================================================

    The accompanying notes are an integral part of these financial statements



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                                               Cumulative from
                                                          Three months       Three months      inception (April
                                                              ended              ended         7, 2006) to July
                                                          July 31, 2009      July 31, 2008         31, 2009
_______________________________________________________________________________________________________________

REVENUE                                                     $         -        $         -             $      -

OPERATING EXPENSES

   Office and general                                       $       176        $     3,499             $ 14,724
   Professional fees                                              6,978              1,857               40,884
_______________________________________________________________________________________________________________

LOSS FROM OPERATIONS                                        $    (7,154)       $    (5,356)            $(55,608)

PROVISION FOR INCOME TAX                                    $         -        $         -             $      -

NET LOSS                                                    $    (7,154)       $    (5,356)            $(55,608)
===============================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                     $      0.00        $      0.00
===============================================================================================================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                         40,400,000         40,400,000
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.





                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM INCEPTION (APRIL 7, 2006) TO JULY 31, 2009
                                   (UNAUDITED)

                                                                                                   Deficit
                                           Common Stock                                        Accumulated
                                       ____________________      Additional           Share     During the
                                       Number of                    Paid-in    Subscription    Development
                                          shares     Amount         Capital      Receivable          Stage       Total
________________________________________________________________________________________________________________________

Balance, April 7,2006                          -     $      -     $       -        $      -      $       -     $       -

Common stock issued at $0.001
   per share on April 21, 2006        28,000,000       28,000       (21,000)         (7,000)             -             -

Net loss April 30, 2006                        -            -             -               -         (1,279)
________________________________________________________________________________________________________________________

Balance, April 30, 2006               28,000,000       28,000       (21,000)         (7,000)        (1,279)       (1,279)
========================================================================================================================

Proceeds received from share
   subscriptions receivable                    -            -             -           7,000              -         7,000

Common stock issued at $0.005
   per share.
   (May 1, 2006 to April 30, 2007)    12,400,000       12,400        (3,100)              -              -        15,500

Net Loss April 30,2007                                                                              (9,867)       (9,867)
________________________________________________________________________________________________________________________

Balance, April 30, 2007               40,400,000     $ 40,400     $ (17,900)                       (11,146)       11,354
========================================================================================================================

Net loss  April 30, 2008                       -            -             -               -        (21,851)      (21,851)
________________________________________________________________________________________________________________________

Balance, April 30, 2008               40,400,000     $ 40,400     $(17,900)        $      -      $ (32,997)    $ (10,497)
========================================================================================================================


Net loss  April 30, 2009                       -            -             -               -        (15,457)      (15,457)
________________________________________________________________________________________________________________________

alance, April 30, 2009                40,400,000     $ 40,400     $ (17,900)       $      -      $ (48,454)    $ (25,954)
========================================================================================================================

Net loss  July 31, 2009                        -            -            -                -         (7,154)       (7,154)
________________________________________________________________________________________________________________________

Balance, July 31, 2009                40,400,000     $ 40,400     $ (17,900)       $      -      $ (55,608)    $ (33,108)
========================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         Cumulative results of
                                                                                                            operations from
                                                               Three months ended   Three months ended    inception (April 7,
                                                                  July 31, 2009       July 31, 2008        2006) to July 31, 2009
_________________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                                             $ (7,154)             $ (5,356)        $ (55,608)
   Changes in operating assets and liabilities
   Prepaid Expenses                                                            -                     -                 -
   Accrued Liabilities                                                     2,119                 5,320            11,493
_________________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                                        (5,035)                  (36)          (44,115)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                             -                     -            22,500
Share Subscription receivable                                                  -                     -                 -
Shareholders Loan                                                          4,997                     -            21,545
_________________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                         4,997                     -            44,045
_________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                              (38)                  (36)              (70)

CASH, BEGINNING                                                              (32)                  198                 -
_________________________________________________________________________________________________________________________________


CASH, ENDING                                                            $    (70)             $    162         $     (70)
=================================================================================================================================

Supplemental cash flow information:
Cash paid for:
   Interest                                                             $      -              $      -         $       -
   Income Taxes                                                         $      -              $      -         $       -
=================================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                                               $      -              $      -         $       -
Stock issued for accounts payable                                       $      -  $                  -         $       -
Stock issued for notes payable                                          $      -  $                  -         $       -
Stock issued for convertible debentures and interest                    $      -              $      -         $       -
Convertible debentures issued for services                              $      -              $      -         $       -
Warrants issued                                                         $      -              $      -         $       -
Stock issued for penalty on default of  convertible debenture           $      -              $      -         $       -
Note payable issued for finance charges                                 $      -              $      -         $       -
Forgiveness of not payable and accrued interest                         $      -              $      -         $       -
Stock issued for investment.                                            $      -              $      -         $       -

=================================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2009
________________________________________________________________________________


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the periods ended January 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

The Company has not generated any revenues from inception nor during the fiscal quarter ended July 31, 2009. As of the fiscal quarter ended July31, 2009 we had a bank overdraft of $70 and current accounts payable of $11,493. We incurred operating expenses of $7,154 comprised of professional fees and office and general expenses. In the fiscal quarter ended July 31, 2008 we incurred operating expenses of $5,356 also made up of professional fees and office and general expenses. Since inception, Techs Loanstar has incurred operating losses of $55,608.

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

In the final stage we expect to procure client functionality modules to augment the loan management data base systems with a call center, website integration, data conversion, internet lead integration and accounting file auto export services, estimated to cost $8,000. During this stage we will continue to work on the client, transaction and administration modules and other data base functionality.

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

If we can complete these stages and we receive a positive reaction from perspective customers in the form of firm purchase orders, we will attempt to raise money through a private placement, public offering or long-term loan to purchase additional functionality for our loan management software.

At present, the sole officer and director has invested $7,000 and a total of 31 others have invested a further $15,500 through the purchase of common shares of the company. Our sole officer and director has also invested a further $21,545 in the way of shareholder loans. At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise capital, we will either suspend development and marketing operations until we do raise the cash or cease operations entirely.

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

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product sourcing. Once we are ready to begin our Internet marketing activities, we plan to hire an independent consultant to build our web site. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

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

As of July 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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

Dated:  September 21, 2009