Form 10-Q
period 2009-10-31
TECHS LOANSTAR, INC.
filed 2009-12-21
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended: October 31, 2009
                                       or


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
        Yes [ ] No [ ]

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

Large accelerated filer   [ ]                              Accelerated filer [ ]
Non-accelerated filer     [ ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of December 20, 2009 was 40,400,000 shares.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2009
                                   (UNAUDITED)



PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at October 31, 2009 (Unaudited) and April 30, 2009

Statements of Operations for the Three Months Ended October 31, 2009 and 2008 and for the Period from April 7, 2006 (Inception) through October 31, 2009 (Unaudited).

Statements of Stockholders' Equity (Deficit) for the Period from April 7, 2006 (Inception) through October 31, 2009 (Unaudited).

Statements of Cash Flows for the Three Months Ended October 31, 2009 and 2008, and for the Period April 7, 2006 (Inception) through October 31, 2009 (Unaudited).

Notes to the Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                        October 31, 2009       April 30, 2009
_____________________________________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
      Cash                                                                              $             70      $             -
_____________________________________________________________________________________________________________________________
Total Assets                                                                            $             70      $             -
=============================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
            Cash overdrawn                                                              $              -      $            32
            Accrued expenses                                                                      20,468               20,349
            Shareholders Loan                                                                     24,158               16,548
_____________________________________________________________________________________________________________________________
 Total Liabilities                                                                                44,626               36,929
_____________________________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 5)
     Authorized
      300,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      40,400,000 shares of common stock                                                           40,400               40,400
   Additional paid-in capital                                                                    (17,900)             (17,900)
   Deficit accumulated during the development stage                                              (67,056)             (59,429)
_____________________________________________________________________________________________________________________________

Total Stockholders' Equity                                                                       (44,556)             (36,929)
_____________________________________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                                              $             70      $             -
=============================================================================================================================



    The accompanying notes are an integral part of these financial statements




                                                                   .



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                       Three months       Three months     Six months ended   Six months ended     Cumulative from
                                           ended              ended        October 31, 2009   October 31, 2008    inception (April
                                     October 31, 2009   October 31, 2008                                             7, 2006) to
                                                                                                                  October 31, 2009
__________________________________________________________________________________________________________________________________

OPERATING EXPENSES

   Office and general                $          1,044   $            614   $          1,219   $          3,113    $         20,406
   Interest expense                                                                                                          2,836
   Professional fees                            3,000              1,000              6,478              3,856              43,884
__________________________________________________________________________________________________________________________________
LOSS FROM OPERATIONS                 $         (4,044)            (1,614)            (7,697)            (6,969)            (67,126)

OTHER INCOME
   Gain on forgiveness of Debt       $             70   $              -   $             70   $              -    $             70

NET LOSS                             $         (3,974)  $         (1,614)  $         (7,627)  $         (6,969)   $        (67,056)
==================================================================================================================================

BASIC AND DILUTED LOSS PER COMMON
SHARE                                $           0.00   $           0.00   $           0.00   $           0.00
==================================================================================================================================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                       40,400,000         40,400,000           40,400,000       40,400,000
==================================================================================================================================


   The accompanying notes are an integral part of these financial statements.




                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (APRIL 7, 2006) TO OCTOBER 31, 2009
                                   (UNAUDITED)

                                                                                                   Deficit
                                           Common Stock                                        Accumulated
                                       ____________________      Additional           Share     During the
                                       Number of                    Paid-in    Subscription    Development
                                          shares     Amount         Capital      Receivable          Stage       Total
________________________________________________________________________________________________________________________

Balance, April 7,2006                          -     $      -     $       -        $      -      $       -     $       -

Common stock issued at $0.001
   per share on April 21, 2006        28,000,000       28,000       (21,000)         (7,000)             -             -

Net loss April 30, 2006                        -            -             -               -         (1,279)
________________________________________________________________________________________________________________________

Balance, April 30, 2006               28,000,000       28,000       (21,000)         (7,000)        (1,279)       (1,279)
========================================================================================================================

Proceeds received from share
   subscriptions receivable                    -            -             -           7,000              -         7,000

Common stock issued at $0.005
   per share.
   (May 1, 2006 to April 30, 2007)    12,400,000       12,400         3,100               -              -        15,500

Net Loss April 30,2007                                                                              (9,867)       (9,867)
________________________________________________________________________________________________________________________

Balance, April 30, 2007               40,400,000     $ 40,400     $ (17,900)                       (11,146)       11,354
========================================================================================================================

Net loss  April 30, 2008                       -            -             -               -        (21,851)      (21,851)
________________________________________________________________________________________________________________________

Balance, April 30, 2008               40,400,000     $ 40,400     $(17,900)        $      -      $ (40,497)    $ (17,997)
========================================================================================================================


Net loss  April 30, 2009                       -            -             -               -        (18,932)      (18,932)
________________________________________________________________________________________________________________________

Balance, April 30, 2009               40,400,000     $ 40,400     $ (17,900)       $      -      $ (59,429)    $ (36,929)
========================================================================================================================

Net loss October 31, 2009                      -            -            -                -         (7,627)       (7,627)
________________________________________________________________________________________________________________________

Balance, October 31, 2009             40,400,000     $ 40,400     $ (17,900)       $      -      $ (67,056)    $ (44,556)
========================================================================================================================

   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                               results of
                                               Six months    Six months     operations from
                                                 ended          ended       inception (April
                                              October 31,    October 31,      7, 2006) to
                                                  2009          2008        October 31, 2009
______________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                    $    (7,627)   $    (6,969)   $        (67,056)
  Changes in operating assets and
       liabilities
   Accrued Liabilities                                118         (3,189)             20,468
______________________________________________________________________________________________
NET CASH FROM OPERATING ACTIVITIES                 (7,509)       (10,158)            (46,588)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                     -              22,500
Share Subscription receivable                           -              -                   -
Shareholders Loan                                   7,611         10,000              24,158
______________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                  7,611         10,000              46,658
______________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                       102           (158)                (70)

CASH, BEGINNING                                       (32)           198                   -
_____________________________________________________________________________________________

CASH, ENDING                                  $       (70)   $        40    $            (70)
=============================================================================================


Supplemental cash flow information:
Cash paid for:
  Interest                                  $           -   $               -   $         -    $         -    $              -
  Income Taxes                              $           -   $               -   $         -    $         -    $              -
===============================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                   $           -   $               -   $         -    $         -    $              -
Stock issued for accounts payable           $           -   $               -   $         -    $         -    $              -
Stock issued for notes payable              $           -   $               -   $         -    $         -    $              -
Stock issued for convertible debentures
and interest                                $           -   $               -   $         -    $         -    $              -
Convertible debentures issued for services
Warrants issued                             $           -   $               -   $         -    $         -    $              -
Stock issued for penalty on default of
convertible debenture                       $           -   $               -   $         -    $         -    $              -
Note payable issued for finance charges     $           -   $               -   $         -    $         -    $              -
Forgiveness of not payable and accrued
interest                                    $           -   $               -   $         -    $         -    $              -
Stock issued for investment.                $           -   $               -   $         -    $         -    $              -
===============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                              TECHS LOANSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2009



NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements. The results of operations for the periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through December 18, 2009, the date which \ the financial statements were available to be issued, and no such events have occurred

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company has not generated any revenues from inception nor during the fiscal quarter ended October 31, 2009. As of the fiscal quarter ended October 31, 2009 we had current accounts payable of $20,468. We incurred operating expenses of $4,044 comprised of professional fees and office and general expenses. In the fiscal quarter ended October 31, 2008 we incurred operating expenses of $1,614 also made up of professional fees and office and general expenses. Since inception, Techs Loanstar has incurred operating losses of $67,056.

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

At present, the sole officer and director has invested $7,000 and a total of 31 others have invested a further $15,500 through the purchase of common shares of the company. Our sole officer and director has also invested a further $24,158 in the way of shareholder loans. At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise capital, we will either suspend development and marketing operations until we do raise the cash or cease operations entirely.

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

As of October 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, anagement believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit index


     EXHIBIT

     31.1 Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

     32.1 Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






(b) Reports on Form 8-K. During the fiscal quarter ended October 31, 2009, the Company filed the following Current Reports on Form 8-K:

       On August 10, 2009, the Registrant filed a Current Report on Form 8-K reporting that Moore & Associates Chartered resigned as the Registrant's independent registered accountant and that the Registrant had engaged Seale and Beers, CPAs as its independent auditors. The Current report was amended on Form 8-K/A filed on October 21, 2009, the Current Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2009

TECHS LOANSTAR, INC.


By: /s/ GARY PIZZACALLA
    ___________________________________________
    Gary Pizzacalla
    President, Secretary Treasurer, Director
    (Principal Executive and Financial Officer)