Form 10-K/A
period 2009-04-30
TECHS LOANSTAR, INC.
filed 2010-01-20
CIK 1397795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A
                               (Amendment No. 1)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934


     For the transition period from _______________ through _______________


                              TECHS LOANSTAR, INC.
                     _______________________________________
                     (Name of small business in its charter)


                  Nevada                                       20-4682058
______________________________________________          ________________________
(State or other jurisdiction of incorporation)          (IRS employer ID Number)


                             112 North Curry Street
                            Carson City, Nevada 89703
                                  775-284-3770
              ____________________________________________________
              (Address and Telephone Number including area code of
                   registrant's principal executive offices):


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]                                Accelerated Filer [ ]
Non-Accelerated Filer   [ ]                        Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $0.00

As of January 19, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $16,500.00

As of January 19, 2010, there were 40,400,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Explanatory Note: This Form 10-K/A was prepared in response to the Securities and Exchange Commission's de-registration of Moore & Associates, Chartered, the Registrant's former independent accountants. The Financial Statements set forth in Item 8 for the period of this report have been audited by Seale & Beers, CPAs and replace in their entirety the financial statements in the Form 10-K filed on July 16, 2009.

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.       Description of Business                                         4
Item 1A.      Risk Factors                                                    5
Item 1B.      Unresolved Staff Comments                                       5
Item 2.       Description of Property                                         5
Item 3.       Legal Proceedings                                               5
Item 4.       Submission of Matters to a Vote of Security Holders             6

PART II

Item 5.       Market for Common Stock and Related Stockholder Matters         6
Item 6.       Selected Financial Data                                         6
Item 7.       Management's Discussion and Analysis of Plan of Operation       6
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      8
Item 8.       Financial Statements and Supplementary Data                     8
Item 9.       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     8
Item 9A(T).   Controls and Procedures                                         9
Item9B.       Other Information                                              10

PART III

Item 10.      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act           10
Item 11.      Executive Compensation                                         12
Item 12.      Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters                             12
Item 13.      Certain Relationships and Related Transactions                 13
Item 14.      Principal Accountant Fees and Services                         13

PART IV

Item 15.     Exhibits, Financial Statement Schedules                         13

Signatures                                                                   14

Certifications

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act) and the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Plan of Operation," may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Techs Loanstar, Inc. (the "Company" or "Techs Loanstar") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

OVERVIEW

References in this Report to "Techs Loanstar," "we," "our," "us," and the "Company" refer to Techs Loanstar, Inc. Techs Loanstar was incorporated in the State of Nevada as a for-profit company on April 7, 2006. We are a development-stage company formed to enter into the loan management services industry with proprietary loan management software applications that we intend to procure. The Company proposes to provide low cost, user friendly data base applications for the growing payday and equity loan industry.

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

ITEM 1A - RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ending April 30, 2009.

ITEM 5 - MARKET FOR REGISTRANTS COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Techs Loanstar's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "TCLN".

As of January 19, 2010 the Company had thirty-two (32) active shareholders of record. We have not paid cash dividends and have no outstanding options.

ITEM 6 - SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

Total expenses for the fiscal year ending April 30, 2009 were $18,932 resulting in an operating loss for the fiscal year of $18,932. The operating loss for the period is a result of professional fees in the amount of $15,357 and office and general expenses in the amount of $3,575.

Total expense in the fiscal year ended April 30, 2008 were $29,351 resulting in total expenses since inception of $59,429 and an operating loss since inception of $59,429.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8 - FINANCIAL STATEMENTS

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM  9 -  CHANGES  IN AND  DISAGREMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE

On August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended April 30, 2009 a going concern qualification in the Registrant's audited financial statements.

During the Registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

b) On August 6, 2009 the registrant engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant had not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.


ITEM 9A(T)- CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

There have been no significant changes in our internal control over financial reporting that occurred during the year ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                               Amount and
                   Name and Address of         Nature of         Percent of
Title of Class     Beneficial Owner [1]     Beneficial Owner       Class
______________     ____________________     ________________     __________

Common Stock       Gary Pizzacalla,            28,000,000           69%
                   3838 Spicewood Way
                   Mississauga, L5N 7W3
                   Canada

                   All Officers and
                   Directors                   28,000,000           69%
                   As a group (1 person)


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,   AND  DIRECTOR
             INDEPENDENCE

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

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

ITEM 15 - EXHIBITS

(a) Exhibits:
                                    EXHIBITS

31.1 Chief Executive and Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1   Chief Executive and Financial Officer Certification Pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Techs Loanstar has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on January 19, 2010.


                              TECHS LOANSTAR, INC.


                              By: /s/ GARY PIZZACALLA
                              __________________________________________________
                              Name:  Gary Pizzacalla
                              Title: President, Secretary Treasurer, Principal
                                     Executive Officer, Principal Financial
                                     Officer and Director

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












 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                              SEALE AND BEERS, CPAs
                        PCAOB & CPAB REGISTERED AUDITORS
                               www.sealebeers.com





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Techs Loanstar, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009 and 2008 and from inception on April 7, 2006 through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009 and from inception on April 7, 2006 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has an accumulated deficit of $59,429, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SEALE AND BEERS, CPAS
__________________________
Seale and Beers, CPAs
Las Vegas, Nevada

December 15, 2009



                 50 S. Jones Blvd Suite 202 Las Vegas, NV 89107
                     Phone: (888)727-8251 Fax: (888)782-2351




                              TECHS LOANSTAR, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                    (Audited)

                                                                      Year ended         Year ended
                                                                    April 30, 2009     April 30, 2008
_____________________________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash                                                               $       -          $     198
_____________________________________________________________________________________________________

 Total Assets                                                                 -                198
=====================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash overdrawn                                                     $      32          $       -
   Accrued expenses                                                      20,349             17,028
   Shareholders Loan                                                     16,548              1,167
_____________________________________________________________________________________________________

Total Liabilities                                                        36,929             18,195
=====================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 5)
      Authorized
         300,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
         40,400,000 shares of common stock                               40,400             40,400
   Additional paid-in capital                                           (17,900)           (17,900)
   Deficit accumulated during the development stage                     (59,429)           (40,497)
_____________________________________________________________________________________________________

Total Stockholders' Equity                                              (36,929)           (17,997)
_____________________________________________________________________________________________________

Total Liabilities and Stockholders' Equity                            $       -          $     198
=====================================================================================================


    The accompanying notes are an integral part of these financial statements



                              TECHS LOANSTAR, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                    (Audited)

                                                                           Cumulative from
                                                                           inception (April
                                       Year ended         Year ended         7, 2006) to
                                     April 30, 2009     April 30, 2008      April 30, 2009
___________________________________________________________________________________________

REVENUE                               $          -       $          -                 -

OPERATING EXPENSES
   Office and general                 $      3,575       $     12,824         $  20,966
   Interest Expense                              -              2,828             2,828
   Professional fees                        15,357             13,699            35,635
___________________________________________________________________________________________

LOSS FROM OPERATIONS                  $    (18,932)      $    (29,351)        $ (59,429)

PROVISION FOR INCOME TAX              $          -       $          -         $       -

NET LOSS                              $    (18,932)      $    (29,351)        $ (59,429)
===========================================================================================



BASIC AND FULLY DILUTED LOSS
   PER COMMON SHARE                   $       0.00       $       0.00
===========================================================================================



WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
       - BASIC AND FULLY DILUTED        40,400,000         40,400,000
===========================================================================================


   The accompanying notes are an integral part of these financial statements.



                              TECHS LOANSTAR, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 7, 2006) TO APRIL 30, 2009
                                    (Audited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                             Common Stock            Additional       Share        During the
                                     ____________________________     Paid-in      Subscription    Development
                                     Number of shares     Amount      Capital       Receivable        Stage         Total
___________________________________________________________________________________________________________________________

Balance, April 7,2006                            -       $      -    $        -      $      -       $       -     $       -

Common stock issued at $0.00025 per
   share on April 21, 2006              28,000,000         28,000       (21,000)       (7,000)              -             -

Net loss April 30, 2006                          -              -             -             -          (1,279)
___________________________________________________________________________________________________________________________

Balance, April 30, 2006                 28,000,000         28,000       (21,000)       (7,000)         (1,279)       (1,279)
===========================================================================================================================

Proceeds received from share
   subscriptions receivable                      -              -             -         7,000               -         7,000

Common stock issued at $0.00125 per
   share. (May 1, 2006 to April 30,
   2007)                                12,400,000         12,400         3,100             -               -        15,500

Net Loss April 30,2007                                                                                 (9,867)       (9,867)
___________________________________________________________________________________________________________________________

Balance, April 30, 2007                 40,400,000       $ 40,400    $  (17,900)                      (11,146)       11,354
===========================================================================================================================

Net loss  April 30, 2008                         -              -             -             -         (29,351)      (29,351)
___________________________________________________________________________________________________________________________

Balance, April 30, 2008                 40,400,000       $ 40,400    $  (17,900)     $      -       $ (40,497)    $ (17,997)
===========================================================================================================================

Net loss  April 30, 2009                         -              -             -             -         (18,932)      (18,932)
___________________________________________________________________________________________________________________________

Balance, April 30, 2009                 40,400,000       $ 40,400    $  (17,900)     $      -       $ (59,429)    $ (36,929)
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

OPERATING ACTIVITIES
   Net loss                                   $      (18,932)        $ (29,351)                $ (59,429)
   Changes in operating assets and
      liabilities
      Prepaid Expenses                                     -             2,500                         -
   Accrued Liabilities                                 3,321            13,929                    20,349
_______________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                   (15,611)          (12,922)                  (39,080)


FINANCING ACTIVITIES
Proceeds from sale of common stock                         -                 -                    22,500
Shareholders Loan                                     15,380             1,167                    16,548
_______________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                    15,380                 -                    39,048
_______________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                         (231)          (11,755)                      (32)

CASH, BEGINNING                                          198            11,954                         -
_______________________________________________________________________________________________________________

CASH, ENDING                                  $          (32)        $     198                 $     (32)
===============================================================================================================


Supplemental cash flow information:
Cash paid for:
   Interest                                   $            -         $       -                 $       -
   Income Taxes                               $            -         $       -                 $       -
===============================================================================================================


NON-CASH ACTIVITIES
Stock issued for services                     $            -         $       -                 $       -
Stock issued for accounts payable             $            -         $       -                 $       -
Stock issued for notes payable                $            -         $       -                 $       -
Stock issued for convertible debentures
   and interest                               $            -         $       -                 $       -
Convertible debentures issued for services    $            -         $       -                 $       -
Warrants issued                               $            -         $       -                 $       -
Stock issued for penalty on default of
   convertible debenture                      $            -         $       -                 $       -
Note payable issued for finance charges       $            -         $       -                 $       -
Forgiveness of not payable and accrued
   interest                                   $            -         $       -                 $       -
Stock issued for investment.                  $            -         $       -                 $       -
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


                              TECHS LOANSTAR, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (Audited)
                                 APRIL 30, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Techs Loanstar, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $59,429. The Company was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to provide the loan management service and software for the equity and payday loan industry.

NOTE 2 - GOING CONCERN
________________________________________________________________________________

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of April 30, 2009, the Company had issued 28,000,000 Founders shares at $0.00025 per share for net proceeds of $7,000 which has been received by the Company and 12,400,000 shares at $0.00125 per share for net proceeds of $15,500, of which $15,500 has been received by the Company.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

On April 14, 2008 and effective April 24, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 4 new shares for 1 old share basis whereby 40,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on April 24, 2008

As of April 30, 2009, the sole Director had purchased 28,000,000 shares of the common stock in the Company with proceeds received by the Company totaling $7,000.

PRIVATE PLACEMENT

On April 21, 2006, the Company authorized a private placement offering of up to 16,000,000 shares of common stock at a price of $0.00125 per share. The total amount to be raised in this financing is $20,000. As of April 30, 2009, the Company had issued 12,400,000 shares and received $15,500 from the sale of its private placement stock.

NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of April 30, 2009, the Company received advances from a Director in the amount of $16,548. This loan is at 0% interest and is repayable on demand. As of April 30, 2008, the Company received advances from a Director in the amount of $1,167. This loan is at 0% interest and is repayable on demand.

NOTE 7 - ADVERTISING
________________________________________________________________________________

Advertising is expensed when incurred. There has been no advertising during the period.

NOTE 8 - PROPERTY AND EQUIPMENT
________________________________________________________________________________

The company owns no property nor leases office space. The office space is donated by the director at no charge.

NOTE 9 - INCOME TAXES
________________________________________________________________________________

As of April 30, 2009, the Company had net operating loss carry forwards of approximately $59,429 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 - RESTATEMENT NOTE
________________________________________________________________________________

The Statements have been restated with the inclusion of $7,500 Island Stock Transfer set-up fee in the year ended April 30, 2008 figures that was not previously booked, and an additional accrual for $3,500 for the audit by Moore & Associates, less a $25 Bank Charge that had to be removed, in the Year ended April 30, 2009 figures.

NOTE 11 - SUBSEQUENT EVENTS NOTE
________________________________________________________________________________

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective October 17, 2007.