Form 10-Q
period 2010-01-31
TECHS LOANSTAR, INC.
filed 2010-03-22
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: January 31, 2010
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-143630

TECHS LOANSTAR, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

319 Clematis Street, Suite 703
_____________West Palm Beach, Florida 33401__________
(Address of principal executive offices)

___________________(561) 514-9042_______________
 (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No  ☒

The number of shares outstanding of the Registrant's Common Stock as of March 15, 2010 was 37,400,000 shares.

TECHS LOANSTAR, Inc.
(A Development Stage Company)

 FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at January 31, 2010 (Unaudited) and April 30, 2009

Statements of Operations for the Three and Nine Months Ended January 31, 2010 and 2009 and for the Period from April 7, 2006 (Inception) through January 31, 2010 (Unaudited).

Statements of Stockholders’ Equity (Deficit) for the Period from April 7, 2006 (Inception) through January 31, 2010 (Unaudited).

Statements of Cash Flows for the Nine Months Ended January 31, 2010 and 2009, and for the Period April 7, 2006 (Inception) through January 31, 2010 (Unaudited).

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	Year Ended
	January 31, 2010	April 30, 2009

ASSETS

Current Assets
Cash	$46	$—
Total assets	$46	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Cash overdrawn	$—	$32
Accounts payable and accrued expenses	22,256	20,349
Shareholder loans	31,758	16,548

Total Liabilities	54,014	36,929

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 300,000,000
shares authorized and 40,400,000 issued and
outstanding	40,400	40,400
Additional paid in capital	(17,900)	(17,900)
Deficit accumulated during the development stage	(76,468)	(59,429)

Total Stockholders' Deficit	(53,968)	(36,929)

Total Liabilities and Stockholders' Deficit	$46	$-

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(April 7, 2006) to
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010
REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Office and general	1,412	(148)	2,561	2,965	21,748
Professional fees	8,000	5,000	14,478	8,856	51,884

LOSS FROM OPERATIONS	(9,412)	(4,852)	(17,039)	(11,821)	(73,632)

OTHER INCOME (EXPENSES):
Interest expense	—	—	—	—	(2,836)

LOSS BEFORE INCOME TAXES	(9,412)	(4,852)	(17,039)	(11,821)	(76,468)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$(9,412)	$(4,852)	$(17,039)	$(11,821)	$(76,468)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	40,400,000	40,400,000	40,400,000	40,400,000

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH JANUARY 31, 2010

					Deficit
					Accumulated
			Additional		During	Total
	Common stock		Paid- in	Subscription	Development	Stockholders
	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 7, 2006	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share on April 26, 2006	28,000,000	28,000	(21,000)	(7,000)	-	-

Net loss April 30, 2006					(1,279)	(1,279)
Balance April 30, 2006	28,000,000	28,000	(21,000)	(7,000)	(1,279)	(1,279)

Proceeds received from share subscription receivable	-	-	-	7,000	-	7,000

Common stock issued at $0.005 per share
May 1, 2006 thru April 30, 2007	12,400,000	12,400	3,100			15,500

Net loss for the period ending April 30, 2007					(9,867)	(9,867)
Balance April 30, 2007	40,400,000	40,400	(17,900)	-	(11,146)	11,354

Net loss for the period ending April 30, 2008					(29,351)	(29,351)
Balance April 30, 2008	40,400,000	40,400	(17,900)	-	(40,497)	(17,997)

Net loss for the period ending April 30, 2009					(18,932)	(18,932)
Balance April 30, 2009	40,400,000	40,400	(17,900)	-	(59,429)	(36,929)

Net loss for the period ending January 31, 2010					(17,039)	(17,039)
Balance January 31, 2010	40,400,000	$40,400	$(17,900)	$-	$(76,468)	$(53,968)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	Nine	Nine	Inception
	months ended	months ended	(April 7, 2006) to
	January 31, 2010	January 31, 2009	January 31, 2010

Operating activities:
Net loss	$(17,039)	$(11,821)	$(76,468)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,907	(1,979)	22,256
Net cash used in operating activities	(15,132)	(13,800)	(54,212)

Investing activities:			-
Net cash used in investing activities	-	-	-

Financing activities:
Proceeds from sale of common stock	-	-	22,500
Share subscription receivable	-	-	-
Shareholders loans	15,210	13,607	31,758
Net cash provided by financing activities	15,210	13,607	54,258

Net increase in cash and cash equivalents	78	(193)	46

Cash and cash equivalents, beginning of period	(32)	198	-

Cash and cash equivalents, end of period	$46	$5	$46

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
January 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2009 audited financial statements as amended and filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 20, 2010.  The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 -GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of January 31, 2010 the Company has an accumulated deficit of $76,468. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2010.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2010 the Company received related party advances of $15,210. These advances are at 0% interest and are due on demand.  As of January 31, 2010, the Company has a total of $31,758 due to related parties.

NOTE 5-SUBSEQUENT EVENTS

SHARE EXCHANGE TRANSACTION WITH ZENZUU USA, INC.

Pursuant to an Agreement Concerning the Exchange of Securities dated February 10, 2010(the "Share Exchange Agreement"), by and between the Company and ZenZuu USA, Inc., a Nevada corporation ("ZZUSA"), the Company and ZZUSA entered into a share exchange whereby all of the issued and outstanding capital stock of ZZUSA, were exchanged for like securities of the Company, (the "Share Exchange"). On February 17, 2010, the Company filed the Articles of Exchange with the Nevada Secretary of State (the "Articles of Exchange," and together with the Share Exchange Agreement, the "Plan of Exchange").  The Company filed Form 8-K on February 17, 2010 describing the Share Exchange as well as the business of ZZUSA and is incorporated herein by reference.

Upon completion of the Share Exchange Agreement, the Company ceased all operations relating to its historical business and adopted the business plan of ZZUSA. ZZUSA was incorporated on June 5, 2009 for the purpose of seeking a business opportunity in the online social network industry. On June 8, 2009 ZZUSA acquired 100 % of ZZPartners, Inc. (“ZZP”) in a share for share exchange.  Currently, we have limited operations, and do not expect to have significant operations until we successfully commercialize the license described below.

ZZP was formed in April 2008 to acquire an exclusive license to use and operate in the United States, the online social database and advertising revenue-share model developed and maintained by ZenZuu, Inc. (“ZZI”), a Nevada corporation.  ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, setting forth the terms of a 10-year exclusive license (with successive ten-year renewal clauses) to use, in the United States, certain intellectual property of ZZI.  ZZP began operations in June 2008 and in conjunction with ZZI, helped build membership to over 275,000 registrations on the web site. In early 2009 ZZP suspended operations due to the general economic climate as well as a lack of working capital.  During this period ZZP was only able to generate nominal revenues.

In accordance with the Share Exchange, the Company's Board of Directors was reconstituted immediately following the effective time of the Share Exchange. Prior to the Effective Date, Mr. Gary Pizzacalla was the sole member of the Company's Board of Directors. Immediately following the Share Exchange, in accordance with the Company's bylaws and the Chapter 78 of the Nevada Revised Statutes, Mr. Pizzacalla appointed Henry Fong and Barry Hollander as directors of the Company and Mr. Pizzacalla resigned his position as a director, leaving Mr. Fong and Mr. Hollander as the sole members of the Board of Directors. Mr. Fong and Hollander were the sole directors of ZZUSA immediately prior to the Share Exchange. The Company filed Form 8-K on February 17, 2010 describing the Share Exchange, the business of ZZUSA and pro forma financial information and is incorporated herein by reference.

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

Techs Loanstar was formed to compete with traditional loan management software developers by offering a range of consulting services and customized data base applications to pay-day and equity loan businesses.

The Company has not generated any revenues from inception nor during the fiscal quarter ended January 31, 2010. As of the fiscal quarter ended January 31, 2010 we had current accounts payable of $22,256.  For the three and nine months ended January 31, 2010 we incurred operating expenses of $9,412 and $17,039 respectively.  The expenses were comprised of professional fees and office and general expenses.  For the three and nine months ended January 31, 2009 we incurred operating expenses of $4,852 and $11,821 respectively.  The expenses were comprised of professional fees and office and general expenses.  Since inception, Techs Loanstar has incurred operating losses of $76,468

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months.  We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings.  We will require additional funds during this time and will seek to raise the necessary additional capital.

Over the next 12 month period we must raise capital and start the staged procurement of our loan management software systems that we intend to license in stages and expand and enhance over time and as our business develops.

As of January 31, 2010, the sole officer and director had invested $7,000 and a total of 31 others have invested a further $15,500 through the purchase of common shares of the company.  The Company has also received $31,758 in the way of shareholder loans.  At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise capital, we will either suspend development and marketing operations until we do raise the cash or cease operations entirely.

Off Balance Sheet Arrangements.

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

As of January 31,  2010 management assessed the effectiveness  of our internal control over financial  reporting  based on the criteria for effective  internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material  weaknesses  under the standards of the Public Company Accounting  Oversight Board were: (1) lack of a functioning  audit committee due to a lack of a majority of  independent  members  and a lack of a  majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required  internal  controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial  disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2010.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent Events

See footnote 5 to the financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)         Reports on Form 8-K.  During the fiscal quarter ended January 31, 2010, the Company did not file any Current Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2010

TECHS LOANSTAR, INC.

By: /s/ Henry Fong
    Henry Fong
    President, Secretary Treasurer, Director
    (Principal Executive Officer)