Form 10-K
period 2010-04-30
TECHS LOANSTAR, INC.
filed 2010-08-13
CIK 1397795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

     For the transition period from _______________ through _______________

TECHS LOANSTAR, INC.
(Name of small business in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

319 Clematis Street, Suite 703 West Palm Beach, FL. 33401 561-514-9042
(Address and Telephone Number including area code of
registrant's principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☐           No  ☒ (Not required by smaller reporting companies)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $0.0

As of October 31, 2009, the aggregate market value of the shares of common stock held by non-affiliates  (computed by reference to the most recent offering price of such shares) was $16,500.

As of July 29, 2010, there were 139,902,486 shares of common stock issued and outstanding.

PART IV

Item 15. Exhibits, Financial Statement Schedules	27

Signatures	28

Certifications

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report  contains  statements  that  constitute  forward-looking  statements within the meaning of Section  27A of the  Securities  Act of 1933,  as amended, (the "Securities Act) and the Securities Exchange Act of 1934, as amended,  (the "Exchange  Act").  Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Plan of Operation," may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act.  These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Techs Loanstar, Inc. (the "Company" or "Techs Loanstar") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words "expect," "anticipate," "intend," "plan," "believe," "seek,"  "estimate," and similar expressions are intended to identify such forward-looking statements.  The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

References in this Report to "Techs Loanstar," "Registrant," "we," "our," "us," and the "Company" refer to Techs Loanstar, Inc. Techs Loanstar was incorporated in the State of Nevada as a for-profit company on April 7, 2006.  We are a development-stage company initially formed to enter into the loan management services industry.

SHARE EXCHANGE TRANSACTION WITH ZENZUU USA, INC.

Pursuant to an Agreement Concerning the Exchange of Securities dated February 10, 2010 (the "Share Exchange Agreement"), by and between the Company and ZenZuu USA, Inc., a Nevada corporation ("ZZUSA"), the Company and ZZUSA entered into a share exchange whereby all of the issued and outstanding capital stock of ZZUSA, were exchanged for like securities of the Company (the "Share Exchange"). On February 17, 2010, the Company filed the Articles of Exchange with the Nevada Secretary of State (the "Articles of Exchange," and together with the Share Exchange Agreement, the "Plan of Exchange").

Immediately prior to the Share Exchange, the Company had 40,400,000 shares of common stock, par value $.001 per share ("Common Stock") outstanding.  Upon closing, the Company retired 28,000,000 shares of Common Stock.  Immediately prior to the effective time of the Share Exchange, ZZUSA had 46,750 shares outstanding of its common stock ("ZZUSA Common Stock") and no shares of preferred stock. In accordance with the Plan of Exchange, all of the shares of ZZUSA Common Stock were acquired by the Company in exchange for 25,000,000 shares of the Company’s Common Stock. Accordingly, after giving effect to the Share Exchange, the Registrant had 37,400,000 shares of Common Stock outstanding.  As a result of the Share Exchange, the former ZZUSA shareholders together held approximately 66.8% of the Registrant's outstanding voting power immediately after the Share Exchange.  Accordingly, the Share Exchange constituted a change of control of the Registrant.

ZZUSA also had outstanding convertible debt securities (the “Convertible Notes”), the outstanding principal and accrued and unpaid interest of which, as amended, automatically convert on the six (6) month anniversary of the Merger, as defined in the Convertible Notes, (the “Automatic Conversion Date”) into shares of its common stock at a price per share equal to 65% of the ten (10) average closing price of its common stock immediately preceding the Automatic Conversion Date. As a result of the Plan of Exchange, these convertible debt securities were exchanged for like convertible securities of the Company, whereby the outstanding principal and interest on such securities automatically convert into shares of Common Stock at a price per share equal to 65% of the ten (10) day average closing price of the Common Stock immediately preceding the Automatic Conversion Date. Additionally, the Convertible Notes are eligible for an early conversion date whereby the principal and accrued and unpaid interest are convertible into shares of Common Stock at a price per share equal to 55% of any consecutive five (5) day average closing price, within the first thirty (30) calendar days that the common stock is eligible to be traded.

     The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

OUR BUSINESS

Upon completion of the Share Exchange, we ceased all operations relating to our historical business and adopted the business plan of ZZUSA. Set forth below is a summary of ZenZuu's business plan. References to the terms "we", "our" and "us" refers to ZZUSA.

ZZUSA was incorporated on June 5, 2009 under the laws of the state of Nevada for the purpose of seeking a business opportunity in the online social network industry. On June 8, 2009, ZZUSA acquired 100 % of ZZPartners, Inc. (“ZZP”) in a share for share exchange.  Currently, we have limited operations and do not expect to have significant operations until we successfully commercialize the license described below.

ZZP was formed in April of 2008 to acquire an exclusive license to use and operate in the United States, the online social database and advertising revenue-share model developed and maintained by ZenZuu, Inc. (“ZZI”), a Nevada corporation. ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, setting forth the terms of a 10-year exclusive license (with successive ten-year renewal clauses) to use in the United States certain intellectual property of ZZI.  ZZP began operations in June 2008 and in conjunction with ZZI, helped build membership to over 275,000 registrations on the web site. In early 2009, ZZP suspended operations due to the general economic climate, as well as a lack of working capital.  During this period ZZP was only able to generate nominal revenues.

ZENZUU, INC.

ZZI, using Web 2.0 technology, has developed an online social network providing its members a broad array of services, including the opportunity to create a user profile and webpage, chat with friends, family or other persons through the internet, upload pictures, videos or music and other tools.  Web 2.0 technology aims to enhance creativity, information sharing and collaboration among users.  ZZI intends to generate revenues by selling exclusive license rights in various jurisdictions throughout the world to use its social network database and advertising revenue-share model in exchange for a license fee.  Additionally, ZZI will obtain a royalty from its respective licensees for local advertising revenue received by such licensees.

ZZI’s website, ZenZuu.com, began in February 2008 in beta version with two members.  By March 31, 2008, there were over 16,000 members and in September 2008 there were over 180,000 members. Approximately 275,000 members registered to join zenzuu.com, prior to the suspension of the marketing of the website in early 2009. The growth occurred through existing members sponsoring new members to join the network.  Membership is free to all individuals signing up on the social network of ZZI, but each new member must be referred by an existing member.  Based on its revenue-sharing model (as discussed below), ZZI anticipates its online social network to expand. ZZI plans once again initiating a marketing campaign to attract new members, however there are no assurances any campaign will be successful.

Management believes what makes ZZI’s business plan unique is that it plans to distribute approximately 80% of its total net worldwide advertising revenue received from its licensees to its active independent representatives.  Active independent representatives (“Active Reps”) are ZZI members who log in to the ZZI website at least 30 times during a calendar month.  Active Reps can earn larger shares of the amount distributed by enrolling additional members who become Active Reps, and so on, based on new Active Reps enrolling additional members.  Potential investors are encouraged to review the website, www.zenzuu.com, for further details and the terms and conditions of ZZI’s membership.

COMPETITION

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition.

•	sales to advertisers of pay-per-click services;
•	Sales to advertisers for distribution through search engines, product shopping engines, directories, websites or other outlets;
•
provision of local websites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of online advertising to end users or customers of merchants; and,
•	services and outsourcing of technologies that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns.

We may potentially compete with a variety of companies, including Google, Microsoft, Yahoo! and Yellow Pages.  Myspace.com and facebook.com also provide online social networks, while also generating monthly national advertising revenues.  We believe our business model differs from each of these and other existing competitors as we are the first online social network to link local advertising to members in the local market while also compensating our members for participating in the revenue-generation model.  Additionally, our licensor, ZZI, intends to distribute up to 80% of its advertising revenues received to its active representatives, which further differentiates our plan.

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The technical barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if there is consolidation among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease. These factors could adversely affect our competitive position in the search marketing services industry.

Some of our competitors may be better positioned to succeed in this market, and may have:

•	longer operating histories;
•	more management experience;
•	an employee base with more extensive experience;
•	larger customer and user bases;
•	greater brand recognition; and
•	significantly greater financial, marketing and other resources.

Currently, and in the future, as the use of the Internet and other online services increases, there are larger, more well-established and well-financed entities that acquire companies.

Our most significant competition for users, advertisers, publishers, and developers is from other social networking sites such as Facebook, MySpace and America Online. We also compete with these companies to obtain agreements with software publishers, ISPs, mobile carriers, device manufacturers and others to promote or distribute our services to their users.

GOVERNMENT REGULATION

Online search, e-commerce and related businesses face uncertainty related to future government regulation of the Internet through the application of new or existing federal, state and international laws. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state level have enacted and may continue to enact various laws and regulations relating to the Internet. Individual states may also enact consumer protection laws that are more restrictive than the ones that already exist.

      Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies.

Many Internet services are automated, and companies such as ours may be unknowing conduits for illegal or prohibited materials.  It is possible that some courts may impose a strict liability standard or require such companies to monitor their customers’ conduct.  Although we do not believe we would be responsible for such illegal conduct, it is possible that we would somehow be held responsible for the actions of our advertisers or distribution partners.

We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach.  Further, it is anticipated that additional federal and state privacy-related legislation will be enacted.

The Federal Trade Commission (“FTC”) has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results.  Such disclosures, if ultimately mandated by the FTC or voluntarily made by us, may reduce the desirability of our paid placement and paid inclusion services. We believe that some users will conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, our business could be adversely affected.

EMPLOYEES

We have no employees other than our officers and directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

CORPORATE INFORMATION

The Company's corporate headquarters are located at 319 Clematis Street, Suite 703, West Palm Beach, FL.  33401

ITEM 1A - RISK FACTORS

    IN GENERAL. The purchase of shares of the Registrant's common stock is very speculative and involves a very high degree of risk. An investment in the Registrant is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of the Registrant.

Risks Related to Our Business:

We have a limited operating history on which to base an investment decision.

We have a very limited operating history.  Subject to our payment obligations, we acquired an exclusive U.S. license from ZZI to use its social network database and advertising revenue-sharing model, thereby providing us with an opportunity for new business development.  As a startup company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

Our business plan is heavily dependent upon our license from ZenZuu, Inc. and upon ZenZuu, Inc.’s success.

Other than our license, we currently have only nominal assets and have limited operations.  We have made a significant investment in acquiring an exclusive license to use the online social network and revenue-sharing model of ZZI. ZZI, which was formed in April 2008, was operational through early 2009 and then suspended its operations. Our business plan is heavily dependent upon the terms of our license agreement with ZZI.

Our business plan is heavily dependent upon ZZI’s success in maintaining its website and building its membership base in accordance with its business plan.  If ZZI, once again determines to suspend or not to pro actively market its website, it would likely prove detrimental to our success.

There will be no assurance that ZZI will be successful in reestablishing its marketing plans.

If ZZI is not successful in promoting and marketing its website to attract new members, it could be detrimental to our success.

ZZI will be able to exert significant control over our Company.

Pursuant to the terms of the license agreement, ZZI will be entitled to nominate a majority of our board of directors upon conversion or redemption of the Notes issued in the Offering.  It is possible that any or all of the persons ZZI appoints to our board will have an existing relationship with ZZI or another entity that has interests and goals that conflict with ours.  Additionally, Tu Vu, who beneficially holds a majority of the Company’s common stock after the Share Exchange, holds an interest in ZZI.  Accordingly, ZZI and Mr. Vu will be able to exert significant control over our Company.

Need for additional financing.

We have very limited funds, and such funds are not adequate to make any required license payments and to develop our current business plan.  We will be required to raise additional funds to acquire the ZZI license and satisfy our working capital requirements.  Our ultimate success may depend on our ability to raise additional capital.  Funds may not be available from any source, or if available, that they can be obtained on terms acceptable to us.

No history of success or profitability.

We have limited current business operations and may incur significant losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. We may incur losses for the foreseeable future and may never become profitable.

We will compete with organizations of all sizes from multinational online websites to similar sized startup companies. Developments by competitors may render the Company’s technologies obsolete or non-competitive.

Companies pursuing similar business plans represent substantial competition. Many of these organizations are some of the largest companies in the world and have substantially greater capital resources, research and development staffs and facilities, as well as greater marketing capabilities than we do.   These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.  As a result, there is no assurance that our license rights will prove viable or that we will be able to compete with these larger organizations to produce revenues.

We may fail to successfully bring to market revenue producing models based on our technology, which may prevent us from achieving sales and market share.

We expect to derive a substantial portion of our revenues from advertising revenues from national and local advertisers from programs that are under development and not yet commercially available. If we fail to successfully develop these technologies, we will likely be unable to recover the losses we may incur to develop these technologies and may be unable to establish our sales and market share and become profitable. Many of our proposed technologies are novel and represent a departure from traditional online social network technologies, and it is difficult to predict whether we will be successful in completing their development.

ZZI’s plan to create a large social network of members may not gain market acceptance, which would prevent us from achieving sales and market share.

The development of a successful market for national and local advertisers to place their ads may be adversely affected by a number of factors, many of which are beyond our control, including:

•	ZZI’s failure to develop a large social online network that competes favorably against other online social networks on the basis of quality and performance;
•	whether or not advertisers will accept ZZI’s social network as a suitable advertising option; and,
•	ZZI’s failure to develop and maintain its online social network website, as well as its revenue sharing advertising model.

If ZZI’s online social network fails to gain market acceptance, it would be unable to establish sales and market share and to achieve and sustain profitability.

We are dependent upon the quality of traffic in our network to provide value to our advertisers and not having adequate controls could have a material adverse effect on the value of our services to our advertisers and adversely affect our revenues.

We plan on utilizing certain monitoring processes with respect to the quality of the traffic that we deliver to our advertisers. We plan on our members to have a level of quality clicks and reduce causes of low quality clicks such as the mechanical automation of clicking, and other types of invalid clicks, click fraud, or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. We may not be able to prevent a certain amount of low-quality traffic delivered to our advertisers, which may be detrimental to those relationships. If we are unable to stop or reduce low quality traffic, it may further prevent us from growing our base of advertisers and cause us to lose existing advertisers.

If we do not maintain and grow a critical mass of advertisers, the value of our services could be adversely affected.

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers.  Advertisers will generally seek the most competitive return on investment from advertising and marketing services.  Advertisers may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers.

If our business is unable to maintain and grow, our base of advertisers and does not continue to improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of advertisers could adversely affect the value of our services.

If we are unable to expand the number of users to our website and generate sufficient revenues from Internet advertising, investments in this Company may be jeopardized.

In order to operate our website profitably, we must attract sufficient users, including users who regularly visit our website.  Advertisers reply upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors.  These metrics help advertisers determine whether or not to advertise on our website and the price which we will receive from them.  If we unable to attract sufficient users, we will not generate sufficient revenues and your investment may be jeopardized.

If we fail to enhance our existing services and products or develop and introduce new features in a timely manner to meet changing customer requirements, our ability to grow our business will suffer.

Our social network depends in part on rapidly changing technologies, which will impact our capacity to allow multiple users. These market characteristics are heightened by the changing nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	identify and respond to emerging technological trends in the market;

•	develop programming that attracts and retains large numbers of unique viewers and visitors;

•	enhance our products by adding innovative features that differentiate our products and services from those of our competitors;

•	acquire and license leading technologies;

•	respond effectively to new technological changes or new product and services announcements by others and

•	hire and retain personnel qualified to continually monitor, maintain and improve the website

We will not be competitive unless we continually introduce new services and programs or enhancements to existing services and programs that meet evolving industry standards and user needs.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties in the online social network industry, including marketing agreements with advertiser aggregators. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future.

In addition, any strategic alliances that we establish will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

We rely on third party technology, platform, carriers, server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party co-location providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current co-location providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

The limited industry experience of our management team may affect our ability to achieve our business objectives.

Our current management team does not have significant industry experience, requiring us to rely heavily on third party consultants with respect to industry matters, and our ability to achieve our business objectives may be negatively affected.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of our advertising revenue sharing program and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease in growth or anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;
•	failure of networking infrastructures to alleviate potential overloading and delayed response times;
•	a decision by advertisers to spend more of their marketing dollars on offline programs; and,
•	security and privacy protection

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users, including the risk of identity theft, may inhibit the growth of Internet usage, especially online commercial transactions. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including debit and credit card information, securely over public networks. Any decrease in anticipated Internet growth and usage could have a material adverse effect on our business prospects.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our product candidates;
•	pay damages; or
defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Our technological infrastructure is vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

Our services may be interrupted in the future for an indeterminate length of time and severely damage our business, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	fire, floods or other natural disasters;
•	network, hardware or software failure;
•	power loss;
•	telecommunications failures;
•	terrorism, war or sabotage;
•	computer viruses; and
•	firewall failures and “hackers”

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our members and advertisers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misuse valuable personal information about our members or disrupt our operations. We plan to deploy firewall hardware intended to thwart hacker attacks. Although we plan on attaining property insurance and business interruption insurance, our insurance (if any) may not be adequate to compensate us for all losses that may occur.

If we fail to address these issues in a timely manner, we may lose the confidence of our advertisers and distribution partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in technology and sales and marketing. We may face significant competition for qualified individuals, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We are susceptible to general economic conditions, and reduced spending in advertising and marketing by merchants could adversely affect our revenues and operating results.

Our revenues and operating results may be subject to economic conditions, in particular those conditions that impact advertising dollars spent by merchants. If there were to be an economic condition that affected advertisers they may immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

Risks Related to Owning our Common Stock:

The Market Price Of Our Common Stock May Fluctuate Significantly.

The market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights;
•	quarterly variations in our and our competitors' results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in our industry; and
•	general market conditions and other factors, including factors unrelated to our own operating performance.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares. You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

Trading Of Our Common Stock Is Limited.

Trading of our common stock is conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This may adversely affect the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

The Company currently has outstanding convertible debt on its balance sheet and the issuance of common stock in satisfaction of the convertible debt will cause significant dilution to our shareholders.

We currently have $150,000 of convertible debt on our balance sheet that have terms that include issuing our common stock at up to a forty five percent (45%) discount to the market price of our common stock upon its conversion. This will cause significant dilution to our existing shareholders. Additionally other current obligations may be settled by the issuance of common stock which will cause dilution to our shareholders.

Our shares may have limited liquidity.

A portion of our shares of common stock will be subject to registration, and will be closely held by certain insider investors. Consequently, the public float for the shares may be highly limited. As a result, should stockholders wish to sell shares into the open market they may encounter difficulty selling large blocks of shares or obtaining a suitable price at which to sell their shares.

An investment in the Company may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of convertible debt.

In order to raise additional capital to fund its strategic plan, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. If we are successful in raising capital, we expect to issue securities convertible into common stock which would result in substantial dilution to investors. The current condition of the credit markets make it probable that if we are able to raise any working capital, it will be through the issuance of convertible debt, or the sale of restricted securities at a significant discount to the market price of our common stock.  We may not be successful in raising additional capital.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, am+ong other things, retaining independent public accountants. This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in the Company may be reduced.

We expect to continue to incur research and development and selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities.  Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares.  Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - MARKET FOR REGISTRANTS COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our authorized capital stock consists of 900,000,000 common shares, par value $0.001 per share (“Common Stock”).  Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of July 23, 2010, the Company had 139,903,926 shares of Common Stock issued and outstanding and had one hundred twenty three (123) active shareholders of record. We have not paid cash dividends and have no outstanding options.

On July 19, 2010, we paid a stock dividend of two shares for each share of Common Stock owned as of the record date of July 16, 2010.

Techs Loanstar's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "TCLN".  For the period indicated, the following table sets forth the high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2010	High ($)	Low ($)
Fourth Quarter	.14	.08
Third Quarter	---	---
Second Quarter	---	---
First Quarter	---	---
---
Fiscal Year 2009	High ($)	Low ($)
Fourth Quarter	---	---
Third Quarter	---	---
Second Quarter	---	---
First Quarter	---	---

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

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

Our auditor's report on our April 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. If our officers and directors are unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.  See "April 30, 2010 Audited Financial Statements - Auditors Report."

As of April 30, 2010, we had $244 cash on hand and in the bank.  Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the development of our website and marketing campaign and to offset legal and accounting fees - by additional equity financing, or debt financing.  This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

Management believes that if subsequent private placements are successful, which in turn may enable us to increase our membership, which may generate sales revenue within the following twelve months thereafter.  However, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement or debt offering we will then have to seek capital from other sources, which may not even be available to the Company.  However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations.  As a result, investors in Techs Loanstar's common stock would lose all of their investment.

The Company did not generate any revenue during the fiscal year ended April 30, 2010 and has generated only nominal revenue since inception. Total operating expenses for the fiscal year ending April 30, 2010 were $354,521 and total other expenses were $1,043218 resulting in a net loss for the fiscal year of $1,397,739.

Revenues of $5,374 for the year ending May 31, 2009 were derived from on-line advertising.  Total operating expenses for the fiscal year ended May 31, 2009 were $581,536 and other expenses were $162,194 resulting in a loss of $738,356. Revenues from inception have been $5,374. Total operating expenses since inception of $1,001,127 and other expenses of $1,205,439 have resulted in losses since inception of $2,201,192.

Operating expenses for the years ended April 30, 2010 and May 31, 2009 are comprised of:

	2010	2009

Salaries	$220,000	$200,623
Amortization of license	91,663	100,000
General and administrative costs	17, 108	138,371
Professional fees	25,750	142,542

Total	$354,521	$581,536

The Company has month-to-month arrangements with Henry Fong and Barry Hollander for their management services, whereby it pays Mr. Fong $10,000 in consideration of his services to the Company as President and Mr. Hollander $10,000 a month in consideration of his services as Chief Financial Officer. The amounts are paid when the Company has available funds, and in the absence of such funds the Company accrues the monthly fee.

           We have signed a license agreement with ZZI whereby we acquired, for a license fee of $1,000,000, an exclusive 10-year license to use ZZI’s social network database and advertising revenue-sharing model in the United States.  Initially, the Company was amortizing the license over its 10 year life.  Since the Company has not been able to generate any significant revenue the Company evaluated the recoverability of the cost of license. Our evaluation was based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate.  When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value.  We apply our best judgment in our determination.  As of April 30, 2010 management has determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly has included in other expenses an impairment charge of $808,333 for the period ending April 30, 2010.  Also included in other expenses for the period ended April 30, 2010 is $75,000 as a result form the Company forfeiting a deposit on a previous transaction that did not close per the terms of an agreement.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months.  We expect to incur  development, marketing, professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.  Additional funding may not be available on favorable terms, if at all.

PLAN OF OPERATION

Our Business Plan

License Agreement with ZZI

We have signed a license agreement with ZZI whereby we acquired, for a license fee of $1,000,000, an exclusive 10-year license to use ZZI’s social network database and advertising revenue-sharing model in the United States.

We paid $450,000 of the license fee on June 27, 2008 and the remaining $550,000 is to be paid by making monthly payments to ZZI, equal to twenty percent (20%) of our cash balance at the end of each such month, until such time the payment obligation is paid in full. The license agreement will further require us to pay to ZZI a monthly royalty equal to 25% of our local advertising revenue received during such month, net of commissions payable to our representatives for obtaining the advertising.  Under the license agreement, ZZI will be entitled to receive any national advertising revenue obtained, but will be obligated to pay us a 25% royalty on national advertising revenue received, net of commissions payable on such advertising.  The license agreement will have successive 10-year renewal terms, at terms and conditions similar to the original term.

Our Business

In addition to using ZZI’s social network database and advertising revenue-sharing model in the Unites States, we also plan to further develop the virtual space and keyword search capabilities of the site.  We plan to capitalize on the ZZI member base to pursue not only national advertisers but also to attract local advertisers in every city in the United States where there is any concentration of members. Our goal is to become the virtual Yellow Pages of online advertisers.

Internet advertising has grown exponentially over the last several years.  In recent years, the focus of internet usage has gone increasingly local; every day millions of people look online for restaurants, florists, nightclubs, doctors and house repairs (the list is endless) in their area.  This has in turn attracted the attention of local merchants throughout the United States to use the internet to attempt to attract these people to their place of business.  According to “Executive Summary 2008 Outlook Local Online Advertising” issued by Borrell Associates, local online ad spending will increase to $12.6 billion up 48% from 2007 with local search advertising expected to more than double in 2008.  In 2007, it is estimated that of the $100 billion advertisers are spending on newspaper, television, radio, yellow pages, only about 5% is expected to be spent on local internet advertising.  Over the coming years there is an expected dramatic shift in the percentage of dollars to be spent on local internet advertising.  Our business plan focuses on this opportunity -- the ever growing online advertising market.  Microsoft invested $240 million in Facebook for a 1.6% stake, valuing the then three-year old Facebook with about $150 million in revenue at $15 billion.

Based on the number of members of ZenZuu social network who reside in the United States, we plan to attract national, as well as local, advertisers.  Our revenues will be driven by local advertisers as they pay for placing “banners,” displays of links and key search words (together constituting “advertising revenues”).  Members are motivated to generate advertising revenues and will be paid by a fifteen percent (15%) commission on such revenue.  Members can get local businesses to advertise within the ZenZuu community to local members through the use of banner ads that will be displayed 24 hours a day.  Twenty-five percent (25%) of all net local advertising revenues will be paid to ZZI pursuant to the license agreement.  A significant portion of the revenue distributed to ZZI will in turn be distributed to its membership base, which in turn will allow them to generate more membership and give our advertising clients more exposure, thereby increasing our ability to obtain advertising clients.

We will support the ZZI servers in the United States and provide downline redundancy (backups) and development and email servers, as well as necessary bandwidth.  We will also be responsible for all expenses related to running the business in the United States, including customer support, the use of technical developers to co-develop our virtual local yellow page directory, ad space and key word search and other technology as required to operate our business.  We plan on having corporate staff including marketing professionals to work with third party advertising agencies and affiliates that produce the advertising accounts, and we plan to have the appropriate staff of a public company to insure all requirements (public filings, proper disclosures, etc) are timely met.

OFF BALANCE SHEET ARRANGEMENTS.

As of the date of this Annual Report, the funds currently available to the Company will not be sufficient to continue operations. The cost to continue operations is estimated to be approximately $300,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $48,000 over this same period. These amounts do not include the $20,000 monthly compensation due our officers. Management believes that if the Company cannot generate sufficient revenues, raise money through equity or debt financing or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment made in the Company would be lost in its entirety.

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

ITEM 9 - CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2009, at the request of Moore & Associates Chartered ("Moore"), our independent registered public accountants, our Board of Directors dismissed Moore as such accountants. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged by our Board of Directors as our new independent registered public accountants. None of the reports of Moore on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in its Form 10K for the fiscal year ended April 30, 2009 a going concern qualification in the Registrant's audited financial statements.

During the Registrant's two most recent fiscal years and the subsequent  interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On July, 14, 2010, the Board of Directors of the Registrant dismissed Seale and Beers, CPA’s as its independent accountant.  On the same date the accounting firm of RR Hawkins and Associates International, PSC (“RR Hawkins”) was engaged as the Registrant's new independent registered public accounting firm. The Board of Directors of the Registrant approved the dismissal of Seale and Beers, CPAs and the engagement of RR Hawkins as its independent auditor. None of the reports of Seale and Beers on the Company's  financial  statements  for either of the past two years or  subsequent  interim  period  contained an adverse  opinion or disclaimer of opinion, or was qualified or modified as to  uncertainty, audit scope or accounting  principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended April 30, 2009 a going concern qualification in the Registrant's audited financial statements.

             During the Registrant's two most recent fiscal years and the subsequent  interim periods thereto, there were no disagreements with Seale and Beers whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

ITEM 9A(T) - CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f)  promulgated under the  Securities  Exchange  Act of 1934 as a  process  designed  by, or under the supervision of the Company's principal  executive  and  principal  financial officers and effected by the Company's board of directors,  management and other personnel, to provide reasonable assurance regarding  the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance  with  accounting  principles  generally accepted in the United States of America and includes those policies that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

•
Provide  reasonable   assurance  that  transactions  are  recorded  as necessary to permit preparation of financial statements in accordance with accounting  principles generally accepted in the United States of America and that receipts and expenditures  of the company are being made  only  in  accordance with  authorizations  of management and directors of the company; and

•
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

As of April 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such  internal  controls  and  procedures  were  not  effective  to  detect  the inappropriate  application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters  involving  internal  controls  and  procedures  that the  Company's management  considered  to be material  weaknesses  under the  standards of the Public Company Accounting  Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside  directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and  procedures;  (2) inadequate segregation of duties consistent with control objectives;  and (3)ineffective controls  over period end financial disclosure  and  reporting  processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2010.

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

There have been no significant changes in our internal control over financial reporting that occurred during the year ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Henry Fong 319 Clematis Street West Palm Beach, FL. 33401	74	President, Chief Executive Officer and Chairman of the Board of Directors

Barry Hollander 319 Clematis Street West Palm Beach, FL. 33401	53	Chief Financial Officer, Secretary Director

The persons named above have held their offices/positions since February 10, 2010, the date of the Share Exchange Agreement and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.  Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

BACKGROUND OF OFFICERS AND DIRECTORS

Mr. Fong has been the Chief Executive Officer of ZZUSA since its inception and the Chief executive officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA. Mr. Fong has been the president and a director of Alumifuel Power Corporation (f/k/a Inhibiton Therapeutics) since its inception in May 2004.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004.  Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of China Nuvo Solar Energy, Inc. since March 2002. China Nuvo Solar Energy is a publicly traded company developing alternative energy solutions.  Mr. Fong is currently the sole director, President and chief financial officer of PB Capital International, Inc. (“PBIC”), a blank check shell company. PBIC is seeking to merge with a target company. PBIC filed a Form 10 registration statement which went effective in October 2009.  From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

Mr. Hollander has been the Chief financial officer of ZZUSA since its inception.  Mr. Hollander has been the Chief Financial officer of ZZPartners, Inc from its inception (April 2008) through its merger with ZZUSA. Mr. Hollander is the sole Director, president and chief financial officer of Mint Capital, Inc. (“Mint”), a blank check shell company. Mint is seeking to merge with a target company. Mint filed a Form 10 registration statement which went effective in January 2010. Mr. Hollander is an affiliate (greater than 10% shareholder) of PBIC.  Mr. Hollander has been the Acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company since January 2007.  Prior to becoming the Acting CEO of FastFunds, Mr. Hollander had been a financial consultant to FastFunds.  Mr. Hollander has been the chief financial officer of China Nuvo Solar Energy, Inc. a publicly traded company since May 2002.  Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

SIGNIFICANT EMPLOYEES

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

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

CODE OF ETHICS

As of April 30, 2010, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11 - EXECUTIVE COMPENSATION

The Company has month-to-month arrangements with Henry Fong and Barry Hollander for their management services, whereby it pays Mr. Fong $10,000 in consideration of his services to the Company as President and Mr. Hollander $10,000 a month in consideration of his services as Chief Financial Officer. The amounts are paid when the Company has available funds, and in the absence of such funds the Company accrues the monthly fee.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending April 30, 2010; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended April 30, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Henry Fong Chief Executive Officer & President	2010 2009 2008	$40,000 - -	- - -	- - -	- - -	$40,000 -

Barry S. Hollander Chief Financial Officer	2010 2009 2008	$83,117 87,500 -	- - -	- - -	- - -	$83,117 87,500

Gary Pizzacalla President, Secretary, Treasurer, Chief Financial Officer	2010 2009 2008	- - -	- - -	- - -	- - -	- - -

ZZPartners, Inc. (the predecessor to ZenZuu USA, Inc.) had month-to-month arrangements with Barry Hollander for his management services, whereby it paid Mr. Hollander $12,500 monthly thru May 31, 2009 and $10,000 monthly thereafter for his services as Chief Financial Officer as cash flow permits.  During the years ended April 30, 2010 and 2009 Mr. Hollander received cash compensation of $83,117 and $87,500 respectively and the company had accrued unpaid fees of $114,823 as of April 30, 2010.  Effective June 1, 2009 the Company agreed to compensate Mr. Fong $10,000 per month as cash flow permits. During the year ended April 30, 2010, Mr. Fong received $40,000 in cash compensation and the Company had accrued unpaid fees of $70,000 as of April 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of the named executive officers as of April 30, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	-	-	-	-
Barry S. Hollander	-	-	-	-

 Compensation of Directors

The Company has not paid fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future.  The Company will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2010, certain  information as to shares of our common stock owned by (i) each person known by us to  beneficially own more than 5% of our  outstanding  common stock,  (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT (1)

Henry Fong 319 Clematis Street - Suite 703 West Palm Beach, FL 33401	1,726,954 (2)	4.0%

Barry Hollander 319 Clematis Street - Suite 703 West Palm Beach, FL 33401	1,002,674 (3)	2.3%

Tu Vu 2116 Cluster Branch Court Longwood, FL 32779	12,366,311 (4)	28.7%

Richard W. Perkins 730 East Lake Street Wayzata, MN. 55391	2,801,750 (5)	6.5%

People Benevolence Star Trust 2116 Cluster Branch Court Longwood, FL 32779	9,959,893	23.1%
All Executive Officers and Directors as a Group (2 persons)	2,541,711 (2,3)	6.3%

______________
(1)
Based on 43,066,912 shares of common stock outstanding.  All share amounts are prior to the stock dividend, whereby all shareholders received 2 additional shares of common stock for each share owned as of the record date of July 16, 2010.  The dividend shares were delivered on July 19, 2010.

(2)
Includes 1,539,037 shares held by Flagler Capital Partners, LLC, of which Mr. Fong is a managing member, and 187,917 shares held by Gulfstream Financial Partners, LLC. Mr. Fong has been the Chief Executive Officer and a director of the Company since its inception.

(3)	Includes 1,002,674 shares held by Venture Equity, LLC. of which Mr. Hollander is a managing member. Mr. Hollander has been the Chief Financial Officer of the Company since its inception.
(4) (5)
Includes (a) 2,005,348 shares held by Marcus Family Trust, for which Mr. Vu is the trustee, (b) 9,959,893 shares held by People Benevolence Star Trust, of which Mr. Vu is the trustee, and (c) 401,070 shares Mr. Vu owns.
Includes (a) 1,016,047 shares held by Richard W. Perkins Trustee U/A Dated 6/14/78 FBO Richard W. Perkins Trust, (b) 854,883 shares held by Pyramid Partners L.P., (c) 334,225 shares held by Fiasco Partners, LLC., (d) 255,683 shares held by Perkins Capital Management Inc. Profit Sharing Plan and Trust dated U/A 12/15/86, (e) 170,456 shares held by Perkins Foundation and (f) 170,456 shares held by Richard W. Perkins Trustee U/A Dated 10/25/93 FBO Dana L. Rocheford Trust.  Mr. Perkins is the controlling person of all of the entities herein.

ITEM  13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2010, the President and Chief Financial Officer or their affiliates are owed $35,489 and $16,250, respectively by the Company.  These amounts are unsecured, non-interest bearing, without specific terms of repayment and are recorded on the balance sheet as Notes payable, related parties.  Additionally, the following amounts comprise Accounts payable and accrued expenses related parties as of April 30, 2010 and May 31, 2009:

	2010	2009

Accrued salaries	$221,182	$124,300
Unpaid license fee	550,000	550,000
Accrued interest and other	10,076	21,652

Total	$781,258	$695,952

The Company has agreed to compensate Mr. Fong (the President) and Mr. Hollander (the Chief Financial Officer) $10,000 each per month for the services they provide the Company as cash flow permits.  In months where the cash flow does not permit the monthly fee to be paid, the amount is accrued. There is no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended April 30, 2010, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2010.  For review of our financial statements for the quarters ended July 31, 2009, October 31, 2009 and January 31, 2010 we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

ITEM 15 - EXHIBITS

(a) Exhibits:

EXHIBITS

2.1
Agreement Concerning the Exchange of Securities by and among Techs Loanstar, Inc. and ZenZuu USA, Inc. dated February 10, 2010 (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on February 17, 2010).

2.2
Articles of Exhange relating to the share exchange by and between Techs Loanstar, Inc. and ZenZuu USA, Inc. as filed with the Nevada Secretary of State on February 17, 2010 (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K filed on February 17, 2010).

10.1
Website Hosting and License Agreement dated May 20, 2008 by and between ZZPartners, Inc. and ZenZuu, Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 17, 2010).

Xxxx	Techs Loanstar, Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 28, 2010).

Xxxx	Techs Loanstar, Inc 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 28, 2010).

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Techs Loanstar has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on August 13, 2010.

TECHS LOANSTAR, INC.

By: /s/ Henry Fong

Name: Henry Fong
Title: President, Secretary and Chairman of the Board
(Principal Executive Officer)

By: /s/ Barry Hollander
Name: Barry Hollander
Title: Chief Financial Officer, Secretary
and Director (Principal Financial Officer)

TECHS LOANSTAR, Inc.
(A Development Stage Company)

 FINANCIAL STATEMENTS

APRIL 30, 2010
(Audited)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Board of Directors
Techs Loanstar Inc..
West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Techs Loanstar, Inc. as of April 30, 2010 and May 31, 2009 and the related statements of operations, stockholders’ equity and cash flows for the years ending April 30, 2010 and May 31, 2009 and from date of inception (April 24, 2008) to April 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techs Loanstar, Inc. as of April 30, 2010 and May 31, 2009, the results of operations, stockholders’ equity and its cash flows for the years ended April 30, 2010 and May 31, 2009 and from date of inception (April 24, 2008) to April 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, PSC
August 12, 2010
Los Angeles, CA

TECHS LOANSTAR, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	April 30, 2010	May 31, 2009

ASSETS

Current Assets
Cash	$244	$—
Deposits		75,000
Total current assets	244	75,000

Deferred financing costs, net of accumulated amortizatioo
of $105,585 (2010) and $89,375 (2009)		6,500
License, net of accumulated amortization of $191,667 (2010)
and $100,000 (2009)	—	900,000
Total assets	$244	$981,500

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$158,586	$174,567
Accounts payable and accrued expenses, related parties	781,258	695,952
Notes payable	62,674	34,974
Notes payable, related parties	51,739	—
Convertible notes	150,000	878,000
Total Liabilities	1,204,257	1,783,493

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 300,000,000
shares authorized and 43,066,912 (2010) and
24,344,000 (2009) outstanding	43,067	24,334
Common stock to be issued		666
Share subscription receivable		(40)
Additional paid in capital	150,659	(23,500)
Deficit accumulated during the development stage	(1,397,739)	(803,453)

Total Stockholders' Deficit	(1,204,013)	(801,993)

Total Liabilities and Stockholders' Deficit	$244	$981,500

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative
	For the years ended		from inception
			(April 24, 2008) to
	April 30, 2010	May 31, 2009	April 30, 2010

REVENUE	$—	$5,374	$5,374

OPERATING EXPENSES:
Salaries	220,000	200,623	475,200
Amortization of license	91,663	100,000	191,663
Office and general	17,108	138,371	180,222
Professional fees	25,750	142,542	154,042

Total Operating Expenses	354,521	581,536	1,001,127

LOSS FROM OPERATIONS	(354,521)	(576,162)	(995,753)

OTHER INCOME (EXPENSES):
Interest expense	(161,166)	(159,906)	(323,314)
Interest expense, related parties	(2,007)	(2,288)	(2,080)
Gain on debt settlement	3,288		3,288
Impairment of license	(808,333)		(808,333)
Loss of deposit	(75,000)		(75,000)
Total Other Expenses	(1,043,218)	(162,194)	(1,205,439)

LOSS BEFORE INCOME TAXES	(1,397,739)	(738,356)	(2,201,192)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(1,397,739)	$(738,356)	$(2,201,192)

Basic and diluted net loss
per common share	$(0.05)	$(0.03)

Basic and diluted weighted average
common shares outstanding	27,300,890	22,482,318

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH April 30, 2010

							Deficit
							Accumulated
					Additional		During	Total
	Common stock		Common stock to be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$-	$-	$-	$-	$-	$-	$-

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008							(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009							(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)		40		40

Reverse merger ZenZuu Usa, Inc. with ZZPartners, Inc.					(803,453)		803,453	-

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400			36,538			48,938

Common stock issued in exchange for convertible notes and
accrued interest	5,666,912	5,667			941,074			946,741

Net loss for the period ending April 30, 2010							(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	$43,067	0	$0	$150,659	$-	$(1,397,739)	$(1,204,013)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
	For the Years Ended		Inception
			(April 24, 2008) to
	April 30, 2010	May 31, 2009	April 30, 2010

Operating activities:
Net loss	$(1,397,739)	$(738,356)	$(2,201,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Merger costs	75,000		75,000
Amortization of license	91,663	100,000	191,663
Amortization of debt issuance costs	8,085	97,500	105,585
Liabilities assumed in reverse merger	(22,232)		(22,232)
Warrants issued in connection with reverse merger	71,169		71,169
Impairment of license	808,333		808,333
Change in operating assets and liabilities:
Other assets	-	(73,750)	(75,000)
(Decrease) increase in accounts payable and accrued liabilities	(15,977)	(332,392)	158,590
Increase in accounts payable and accrued liabilities, related parties	194,048	141,067	890,000
Net cash used in operating activities	(187,650)	(805,931)	1,916

Investing activities:
Increase in deferred financing costs	(1,585)	(104,000)	(105,585)
License acquisition		-	(1,000,000)
Net cash used in investing activities	(1,585)	(104,000)	(1,105,585)

Financing activities:
Proceeds from sale of common stock	-	1,138	1,460
Share subscription receivable	40	-	40
Proceeds from issuance of notes payable	89,200	180,297	274,174
Proceeds from issuance of notes payable, related parties	63,739		63,739
Proceeds from issuance of convertible notes	50,000	728,000	778,000
Payments of notes payable	(1,500)	-	(1,500)
Payments of notes payable, related parties	(12,000)		(12,000)
Net cash provided by financing activities	189,479	909,435	1,103,913

Net increase in cash and cash equivalents	244	(496)	244

Cash and cash equivalents, beginning of period	0	496	-

Cash and cash equivalents, end of period	$244	$-	$244

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

The accompanying notes are an integral part of these financial statements.

 TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Techs Loanstar, Inc.  (“Techs” or the “Company”) was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was initially organized to provide the loan management service and software for the equity and payday loan industry.

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

Immediately prior to the Share Exchange the Company had 40,400,000 shares of common stock outstanding.  Upon closing the Company retired 28,000,000 shares of common stock.  Immediately prior to the effective time of the Share Exchange, ZZUSA had 46,750 shares outstanding of its common stock ("ZZUSA Common Stock") and no shares of preferred stock. In accordance with the Plan of Exchange, all of the shares of ZZUSA Common Stock were acquired by the Company in exchange for 25,000,000 shares of company common stock, par value $.001 per share ("Common Stock"). Accordingly, after giving effect to the Share Exchange, the Company had 37,400,000 shares of Common Stock outstanding.  As a result of the Share Exchange, the former ZZUSA shareholders immediately after the closing of the Share Exchange together held approximately 66.8% of the Company’s outstanding voting power.  Accordingly, the Share Exchange constitutes a change of control of the Registrant.

Since there was a change in control of the Company after the Share Exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by ASC 805-40 and corresponding ASC-10-55-10, 12 and 13.  Under these procedures the entity that issued the shares (Techs- the legal acquirer) is identified as the accounting acquire, and the entity whose shares are acquired (ZenZuu) is the accounting acquirer.

In addition, Techs was characterized as a non-operating public shell company, pursuant to SEC reporting rules. The SEC staff considers a reverse-acquisition with a public shell to be a capital transaction, in substance, rather than a business combination. The transaction is effectively a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that the transaction was consummated at book value and no goodwill or intangible assets were recognized.

For SEC reporting purposes, ZenZuu is treated as the continuing reporting entity that acquired Techs (the historic shell registrant). The reports filed after the transaction have been prepared as if ZenZuu (accounting acquirer) were the legal successor to Techs’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of ZenZuu, for all periods prior to the share exchange and consolidated with Techs from the date of the share Exchange. ZenZuu previously had a May 31 fiscal year end, but has now assumed the fiscal year end of Techs Loanstar, Inc., the legal acquirer.  Accordingly, the financial statements presented herein are the audited financial statements for the year ended May 31, 2009 of ZenZuu USA, Inc., and for the eleven months ended April 30, 2010 consolidated with Techs Loanstar, Inc. from February 10, 2010 (the date of the transaction).  All share and per share amounts of ZenZuu have been retroactively adjusted to reflect the legal capital structure of Techs pursuant to FASB ASC 805-40-45-1.

                 ZZUSA also had outstanding convertible debt securities (the “Convertible Notes”), the outstanding principal and accrued and unpaid interest of which, as amended, automatically convert on the six (6) month anniversary of the Share Exchange Agreement (the “Automatic Conversion Date”) into shares of Common Stock at a price per share equal to 65% of the ten (10) average closing price of Common Stock immediately preceding the Automatic Conversion Date. As a result of the Plan of Exchange, these convertible debt securities were exchanged for like convertible securities of the Company, whereby the

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

outstanding principal and interest on such securities automatically convert into shares of Common Stock at a price per share equal to 65% of the ten (10) day average closing price of the Common Stock immediately preceding the Automatic Conversion Date. Additionally, the Convertible Notes are eligible for an early conversion date whereby the principal and accrued and unpaid interest are convertible into shares of Common Stock at a price per share equal to 55% of any consecutive five (5) day average closing price, within the first thirty (30) calendar days that the common stock is eligible to be traded.  Accordingly on April 30, 2010, the Company issued 5,666,912 shares of common stock for the payment of $838,000 of Convertible Notes and accrued and unpaid interest of $108,741.30.  The Convertible Notes and interest were converted at $0.1683 per share based upon the discount for the early conversion of the Convertible Notes.

NOTE	2 – GOING CONCERN

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  ZenZuu and ZZPartners, Inc. (“ZZP” and the predecessor to ZenZuu) has funded its initial operations by way of issuing notes payable (including related parties) and convertible notes accumulating approximately $1,116,000 since its inception.

NOTE	3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending April 30, 2010 and May 31, 2009, as the impact of the potential common shares would be antidilutive and decrease loss per share.  Therefore, diluted loss per share presented for the periods ended April 30 2010 and May 31, 2009 is equal to basic loss per share.

Advertising expense
Advertising is expensed when incurred.  There has been no advertising during the period.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	3 – SUMMARY OF SIGNIFICANTACCOUNTING POLICIES (continued)

deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation
The Company accounts for stock-based compensation issued to employees based on ASC Topic 718- Compensation- Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments.  These statements also provide guidance n valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.

Intangible Assets
              The Company evaluates the recoverability of intangible assets that are amortized whenever events indicate the carrying amount of any such asset may not be fully recoverable.  Our evaluation is based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate.  When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value.  We apply our best judgment in our determination.  As of April 30, 2010 management has determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly has included an impairment charge of $808,333 for the period ending April 30, 2010.

Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.

The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	3 – SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (continued)

required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting.

The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Company’s Results of Operations or Financial Position
The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations

NOTE	4 - LICENSINGAGREEMENT

On May 21, 2008, ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, whereby the Company acquired the exclusive United States rights to ZZI’s online social database and advertising revenue-share model. This license agreement includes the rights to use all applicable copyrights, trademarks and related technology obtained or in connection with the online social network database and advertising revenue-sharing model. As consideration for this license, the Company is required to pay a total aggregate license fee of $1,000,000 and a monthly royalty of 25% of our net local advertising revenue received.   The term of the license is for 10 years, and is automatically renewable for successive ten year terms under the same terms and conditions.  As of April 30, 2010, the Company owes $550,000 (included in the liabilities assumed) and ZZI has agreed to accept future payments from the Company remitting twenty percent (20%) of month end cash available from operations.

NOTE	5 - FAIR VALUE OF FINANCIALINSTRUMENTS

Determination of Fair Value
At April 30, 2010, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	5 - FAIR VALUE OF FINANCIAL INSTRUMENTS(continued)

The carrying value of cash and cash equivalents, employee advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments pursuant to ASC 825.

Valuation Hierarchy
ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

Level 2.     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument.

Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3.     Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible notes payable, net of debt discount.     Market prices are not available for the Company's convertible notes payable, nor are market prices of similar convertible notes available. The Company assessed that the fair value of this liability approximates its carrying value due to its nature, the stated interest rate of the notes and the embedded conversion features as calculated.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

             In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	6 – CONVERTIBLE ANDPROMISSORY NOTES PAYABLE

In June 2008, the ZZP, through a Private Placement Memorandum (the “Offering”), to accredited investors on a “best efforts” began offering a basis of up to a maximum of $2,000,000 in unsecured convertible promissory notes (the “Notes”), together with two warrants for each dollar of note purchased (i) one 2-year warrant to purchase a share of the Company’s common stock at an exercise price of $2.50 per share; and (ii) one 2-year warrant to purchase a share of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”).  The conversion of the Notes and the exercisability of the Warrants are contingent upon the Company’s entry into a merger transaction with a public reporting company (the “Merger”).  The Company sold $928,000 (included in the liabilities assumed) in Notes and the Notes will mature on the two-year anniversary of the Notes and carry a per annum interest rate of 8%.

               The original terms of the Notes included that the Notes would automatically convert (the “Automatic Conversion Date”) on the 61st calendar day following a merger into shares of the Company’s common stock at a conversion price equal to a 25% discount to the lowest average closing bid price of the Company’s common stock over 10 consecutive trading days on orbetween the 31st and 60th calendar day after a merger, with a minimum conversion price of $1.00 and maximum conversion price of $3.00 (the “Conversion Price”).

The Company can call and redeem the Warrants upon 10 days prior written notice as long as the closing bid price of the common stock exceeds 165% of the exercise price of the ten consecutive days and the resale of the common stock issuable upon exercise of the Warrants has been included in an effective Registration Statement.

Due to the delay in completing the Share Exchange (See Note 1), the Company has agreed to remove the minimum conversion price of $1.00 and increase the discount from 25% to 35%.   The Company also changed the Automatic Conversion Date to be the six (6) month anniversary of the closing of the Share Exchange and the new discount is based upon the ten (10) average closing bid prices for the ten (10) days immediately preceding the revised Automatic Conversion Date. Additionally, the Company offered an accelerated conversion feature, whereby the Notes are convertible within the first thirty (30) days of trading beginning after the closing of the Share Exchange, at a forty five percent (45%) discount to the lowest five (5) consecutive day average within the first thirty (30) days.   Lastly, the Company has modified the warrant exercise prices from $2.50 and $5.00 to 150% and 200%, respectively of the average closing bid prices for the five (5) days ending on the thirtieth (30th) calendar day after the closing of the Share Exchange.

NOTE	7 –STOCKHOLDERS EQUITY

Common stock
On February 10, 2010 the Company issued 25,000,000 million shares of common stock, par value $0.001 pursuant to the Share Exchange Agreement (See Note 1) as well as cancelled 28,000,000 shares immediately prior to the Share Exchange.

On April 30, 2010 the Company issued 5,666,912 shares of common stock in payment of $838,000 of Convertible Notes and $108,741.30 of accrued and unpaid interest.  The shares were valued at $0.1683 per share, based upon the early conversion feature of the amended terms of the Convertible Notes.

Options
On January 29, 2010 the Board of Directors of the Company authorized the 2010 Employee Incentive Stock Option Plan (the “Esop”).  Under the terms of the Esop, there are 5,500,000 shares of common stock of the Company reserved for issuance.  As of April 30, 2010 there have not been any grants of any options or shares of common stock.

On April 30, 2010 the Board of Directors of the Company approved the 2010 Option Incentive Plan (the “2010 Option Plan”).  Under the terms of the 2010 Option Plan there are 3,000,000 shares of common stock reserved for issuance.  As of April 30, 2010 there have not been any grants of any options or shares of common stock.

Warrants
On February 10, 2010, as part of the Share Exchange Agreement, the Company granted warrants to purchase 1,756,000 shares of common stock of the Company to the Convertible Noteholders. Of these warrants, 878,000 have an exercise price of

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

NOTE	7 – STOCKHOLDERSEQUITY (continued)

$0.2425 per share and 878,000 warrants have an exercise price of $0.3366.  Also on February 10, 2010, the Company granted warrants to purchase 340,000 shares of common stock in connection with Notes payable assumed in the Share Exchange Agreement.  The warrants have an exercise price of $0.01 and expire on February 10, 2012.  On February 24, 2010 the Company issued warrants to purchase 100,000 shares of common stock; 50,000 of which have an exercise price of $0.2425 and 50,000 have an exercise price of $0.3366.  The February 24, 2010 warrants were issued in connection with a Convertible Note of the same day of $50,000.  All of these warrants were valued at $0.0125 (the last sale price of the common stock of the Company), and accordingly, the Company recorded $27,450 as financing costs for the year ended April 30, 2010.

On April 30, 2010 the Company granted warrants to purchase 378,034 shares of common stock to a consultant for his fee for assisting the company in the conversion of a portion of the Convertible Notes in the amount of $560,000 and accrued and unpaid interest of $74,268 into 3,780,342 shares of common stock.  The warrants are exercisable at $0.1683, the equivalent amount to the conversion rate of the Convertible Notes and interest, and expire on April 30, 2012.  The Company valued the warrants at $68,424, and has included such amount in financing costs for the year ended April 30, 2010.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Issued	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
February 10, 2010	878,000	$10,975	2 years	$0.2425	$0.40	65%	4.72%
February 10, 2010	878,000	$10,975	2 years	$0.3366	$0.40	65%	4.72%
February 10, 2010	340,000	$4,250	2 years	$0.01	$0.40	65%	4.72%
February 24, 2010	50,000	$625	2 years	$0.2425	$0.40	65%	4.72%
February 24, 2010	50,000	$625	2 years	$0.3366	$0.40	65%	4.72%
April 30, 2010	378,034	$68,424	2 years	$0.1683	.$0.32	65%	4.72%

A summary of the activity of the Company’s outstanding warrants at April 30, 2009 and 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2009	0	$ 0.00	$ 0.00

Granted	2,574,034.23		0.037
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at April 30, 2010	2,574,034	$ 0.23	$ 0.037

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)

APRIL 30, 2010

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of April 30, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	340,000	$ 0.01	.24 years

$0.16 to $0.34	2,234,034	0.24	1.58 years

	2,574,034	$ 0.23	1.82 years

NOTE	8 –RELATED PARTY TRANSACTIONS

During the year ended April 30, 2010, the Company received advances from Officers, Directors and Companies that they are affiliated with in the amount of $63,739, and the Company repaid $12,000 of these advances during the year ended April 30, 2010.  As of April 30, 2010 the Company owed a balance of $51,739 to related parties.  These loans bear interest at 8% per annum and are repayable on demand.

NOTE	9 -PROPERTY AND EQUIPMENT

The company owns no property nor leases office space.  The office space is shared with other companies that the President and Chief Financial Officer are affiliated with.

NOTE	10 – INCOME TAXES

As of April 30, 2010, the Company had net operating loss carry forwards of approximately $2,201,000  that may be available to reduce future years’ taxable income and will expire commencing in 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE	11 – SUBSEQUENT EVENTS

On June 25, 2010 the Company granted options to purchase 3,500,000 shares of common stock of the Company under the 2010 ESOP. The options have an exercise price of $0.11 per share and expire on June 25, 2013.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 1,129,032 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 752,688 shares of common stock.  Also on June 25, 2010 the Company entered into a one year marketing agreement with a consultant to advise and assist the Company in developing and implementing appropriate marketing plans and materials for presenting the Company and its business plans, strategy and personnel; and assist and advise the Company with respect to its marketing strategies and introducing the Company to strategic synergistic marketing firms. Pursuant to the terms of the agreement, the Company issued 2 million shares of common stock to the consultant.

On July 2, 2010, the Board of Directors of the Company approved a special resolution declaring that for every one share of common stock owned, each shareholder would receive two additional shares of common stock of the Company.   This will result in an additional 90,133,824 shares of common stock being issued to shareholders of the Company as of the record date of July 16, 2010.  In addition the Company increased the authorized shares of common stock, par value $0.001 from 300,000,000 to 900,000,000.

