Form 10-Q
period 2010-07-31
TECHS LOANSTAR, INC.
filed 2010-09-14
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: July 31, 2010
or

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-143630

TECHS LOANSTAR, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 703
_____________West Palm Beach, FL, 33401__________
(Address of principal executive offices)

___________________(561) 514-9042_______________
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  Q

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company Q

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No  Q

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of August 31, 2010 was 139,902,846 shares.

INDEX TO FORM 10-Q

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets at July 31, 2010 (Unaudited) and April 30, 2010	2

ConsolidConsolidated Statements of Operations for the three months ended July 31, 2010 and July 31, 2009 and from inception (April 24, 2008) to July 31, 2010 (Unaudited)	3

Consolidated Statement of Shareholders’ Equity (Deficit) from inception (April 24, 2008) to July 31, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended July 31, 2010 and July 31, 2009 and from inception (April 24, 2008) to July 31, 2010 (Unaudited)	5

Notes to Consolidated Financial Statements	6 – 13

Item 2. Management’s Discussion and Analysis	14-15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	15

Item 4. Controls and Procedures	15-16

Part II. Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

TECHS LOANSTAR, Inc.
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

Page(s)
BALANCE SHEETS	2

STATEMENTS OF OPERATIONS	3

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	4

STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6-13

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	July 31, 2010	April 30, 2010

ASSETS

Current Assets
Cash	$22	$244
Prepaid assets	201,667	—
Total current assets	201,689	244

Total assets	$201,689	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$200,076	$158,586
Accounts payable and accrued expenses, related parties	702,952	781,258
Notes payable	62,674	62,674
Notes payable, related parties	62,769	51,739
Convertible notes	150,000	150,000
Total Liabilities	1,178,471	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 139,902,846 (July) and
43,066,912 (April) outstanding	139,903	43,067
Additional paid in capital	553,060	150,659
Deficit accumulated during the development stage	(1,669,746)	(1,397,739)

Total Stockholders' Deficit	(976,783)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$201,689	$244

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
	For the three months ended		from inception
			(April 24, 2008) to
	July 31, 2010	July 31, 2009	July 31, 2010

REVENUE	$—	$—	$—

OPERATING EXPENSES:
Salaries	60,000	52,500	535,200
Stock compensation	122,500		122,500
Amortization of license	0	25,000	191,663
Office and general	10,385	4,858	190,607
Professional fees & consultants	73,333	12,000	227,375

Total Operating Expenses	266,218	94,358	1,267,345

LOSS FROM OPERATIONS	(266,218)	(94,358)	(1,267,345)

OTHER INCOME (EXPENSES):
Interest expense	(4,697)	(33,056)	318,617
Interest expense, related parties	(1,092)	(78)	988
Gain on debt settlement	—		3,288
Impairment of license	—		(808,333)
Loss of deposit	—		(75,000)
Total Other Expenses	(5,789)	(33,134)	(560,440)

LOSS BEFORE INCOME TAXES	(272,007)	(127,492)	(1,827,785)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(272,007)	$(127,492)	$(1,827,785)

Basic and diluted net loss
per common share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	57,374,209	24,334,000

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH July 31, 2010

							Deficit
							Accumulated
					Additional		During
	Common stock		Common stock to be issued		Paid- in	Subscription	Development	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$-	$-	$-	$-	$-	$-	$-

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008							(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009							(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)		40		40

Reverse merger ZenZuu Usa, Inc. with ZZPartners, Inc.					(803,453)		803,453	-

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400			36,538			48,938

Common stock issued in exchange for convertible notes and
accrued interest	5,666,912	5,667			941,074			946,741

Net loss for the period ending April 30, 2010							(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	150,659	-	(1,397,739)	(1,204,013)

Common stock issued pursuant to marketing agreement	2,000,000	2,000			218,000			220,000

Common stock issued in exchange for accounts payable and
accrued liabilities	1,567,370	1,567			155,170			156,737

Fair market value for issuance of options to purchase 3,500,000
shares of common stock					122,500			122,500

Common stock issued for dividend	93,268,564	93,269			(93,269)			-

Net loss for the three months ended July 31, 2010							(272,007)	(272,007)
	139,902,846	$139,903	0	$0	$553,060	$-	$(1,669,746)	$(976,783)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	For the Three Months Ended		Inception
			(April 24, 2008) to
	July 31, 2010	July 31, 2009	July 31, 2010

Operating activities:
Net loss	$(272,007)	$(127,492)	$(2,473,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	122,500		122,500
Amortization of consulting agreement	18,333		18,333
Merger costs	-		75,000
Amortization of license	-	25,000	191,663
Amortization of debt issuance costs	-	97,500	105,585
Liabilities assumed in reverse merger	-		(22,232)
Warrants issued in connection with reverse merger	-		71,169
Impairment of license	-		808,333
Change in operating assets and liabilities:
Other assets	-	(73,750)	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	61,695	(332,392)	220,285
Increase in accounts payable and accrued liabilities, related parties	58,227	141,067	948,227
Net cash used in operating activities	(11,252)	(270,067)	(9,336)

Investing activities:
Increase in deferred financing costs	-	(104,000)	(105,585)
License acquisition		-	(1,000,000)
Net cash used in investing activities	0	(104,000)	(1,105,585)

Financing activities:
Proceeds from sale of common stock	-	1,138	1,460
Share subscription receivable	-	-	40
Proceeds from issuance of notes payable	-	180,297	274,174
Proceeds from issuance of notes payable, related parties	11,030		74,769
Proceeds from issuance of convertible notes	-	728,000	778,000
Payments of notes payable	-	-	(1,500)
Payments of notes payable, related parties	-		(12,000)
Net cash provided by financing activities	11,030	909,435	1,114,943

Net increase in cash and cash equivalents	(222)	535,368	22

Cash and cash equivalents, beginning of period	244	496	-

Cash and cash equivalents, end of period	$22	$535,864	$22

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$156,737	$-	$156,737

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
July 31, 2010

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

For SEC reporting purposes, ZenZuu is treated as the continuing reporting entity that acquired Techs (the historic shell registrant). The reports filed after the transaction have been prepared as if ZenZuu (accounting acquirer) were the legal successor to Techs’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of ZenZuu, for all periods prior to the share exchange and consolidated with Techs from the date of the share Exchange. ZenZuu previously had a May 31 fiscal year end, but has now assumed the fiscal year end of Techs Loanstar, Inc., the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended July 31, 2009 of ZenZuu USA, Inc., and for the three months ended July 31, 2010 consolidated with Techs Loanstar, Inc. from February 10, 2010.  All share and per share amounts of ZenZuu have been retroactively adjusted to reflect the legal capital structure of Techs pursuant to FASB ASC 805-40-45-1.

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

NOTE 2 – GOING CONCERN

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  ZenZuu and ZZPartners, Inc. (“ZZP” and the predecessor to ZenZuu) has funded its initial operations by way of issuing notes payable (including related parties) and convertible notes accumulating approximately $1,126,000 since its inception.

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

Loss per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending July 31 and April 30, 2010, as the impact of the potential common shares would be antidilutive and decrease loss per share.  Therefore, diluted loss per share presented for the periods ended July 31, 2010 and April 30 2010 is equal to basic loss per share.

Advertising expense
Advertising is expensed when incurred.  There has been no advertising during the period.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives," ("ASU 2010-11") (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under FAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The Company will adopt ASU 2010-11 on August 1, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on the  Company's financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition," ("ASU 2010-17"), which provides guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. Early adoption is permitted. The Company will adopt ASU 2010-17 on August 1, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 - LICENSING AGREEMENT

On May 21, 2008, ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, whereby the Company acquired the exclusive United States rights to ZZI’s online social database and advertising revenue-share model. This license agreement includes the rights to use all applicable copyrights, trademarks and related technology obtained or in connection with the online social network database and advertising revenue-sharing model. As consideration for this license, the Company is required to pay a total aggregate license fee of $1,000,000 and a monthly royalty of 25% of our net local advertising revenue received.   The term of the license is for 10 years, and is automatically renewable for successive ten year terms under the same terms and conditions.  As of July 31, 2010 and April 30, 2010, the Company owes $550,000 (included in accrued liabilities, related parties) and ZZI has agreed to accept future payments from the Company remitting twenty percent (20%) of month end cash available from operations.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value
At July 31, 2010 and April 30, 2010, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE

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

               The original terms of the Notes included that the Notes would automatically convert (the “Automatic Conversion Date”) on the 61st calendar day following a merger into shares of the Company’s common stock at a conversion price equal to a 25% discount to the lowest average closing bid price of the Company’s common stock over 10 consecutive trading days on or between the 31st and 60th calendar day after a merger, with a minimum conversion price of $1.00 and maximum conversion price of $3.00 (the “Conversion Price”).

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

NOTE 7 – STOCKHOLDERS EQUITY

Common stock
 On  June 25, 2010 the Company entered into a one year marketing agreement with a consultant to advise and assist the Company in developing and implementing appropriate marketing plans and materials for presenting the Company and its business plans, strategy and personnel; and assist and advise the Company with respect to its marketing strategies and introducing the Company to strategic synergistic marketing firms. Pursuant to the terms of the agreement, the Company issued 2 million shares of common stock to the consultant.  The shares were issued form the 2010 Employee Stock Option Incentive Plan.  The Company valued the shares at $220,000 based on the market value of the common stock on the date of the agreement.  The Company is amortizing the $220,000 over the life of the agreement and accordingly has expensed $18,333 for the three months ended July 31, 2010.

On July 13, 2010 the Company issued 1,567,370 shares of common stock in payment of $156,737 of accrued and unpaid liabilities.  The shares were valued at $0.10 per share, the market price of the common stock on the date issued.  Of the shares issued, 600,000 and 800,000 were issued to the CEO and CFO respectively for accrued management fees of $60,000 and $80,000 respectively.

On July 19, 2010, 93,268,564 common shares were issued pro-rata to shareholders of the Company as of the record date of July 16, 2010, pursuant to the directors of the Company having approved on July 2, 2010 a special resolution to undertake a dividend of the common stock of the Company on a 2 additional new shares for each share of common stock outstanding, and changed its capitalization from 300,000,000 to 900,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Options
On January 29, 2010 the Board of Directors of the Company authorized the 2010 Employee Incentive Stock Option Plan (the “Esop”).  Under the terms of the Esop, 5,500,000 shares of common stock of the Company were reserved for issuance.  On June 25, 2010 the Company granted options to purchase 3,500,000 shares of common stock of the Company under the 2010 ESOP. The options have an exercise price of $0.11 per share and expire on June 25, 2013.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 1,129,032 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 752,688 shares of common stock.  The Company valued all of the options at $0.035 per share, based upon the Black Scholes formula, and accordingly has included $122,500 as stock compensation expense for the three months ended July 31, 2010.

On April 30, 2010 the Board of Directors of the Company approved the 2010 Option Incentive Plan (the “2010 Option Plan”).  Under the terms of the 2010 Option Plan there are 3,000,000 shares of common stock reserved for issuance.  As of July 31, 2010 there have not been any grants of any options or shares of common stock under the 2010 Option Plan.

Warrants

A summary of the activity of the Company’s outstanding warrants at April 30, 2010 and July 31, 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2010	2,574,034	$ 0.23	$ 0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at July 31, 2010	2,574,034	$ 0.23	$ 0.037

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of July 31, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	340,000	$ 0.01	.24 years

$0.16 to $0.34	2,234,034	0.24	1.58 years

	2,574,034	$ 0.23	1.82 years

 NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2010, the Company received advances from Officers, Directors and Companies that they are affiliated with in the amount of $11,030.  As of July 31, 2010 the Company owed a balance of $62,769 to related parties.  These loans bear interest at 8% per annum and are repayable on demand.

NOTE 9 - PROPERTY AND EQUIPMENT

The company owns no property nor leases office space.  The office space is shared with other companies that the President and Chief Financial Officer are affiliated with.

NOTE 10 – INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $1,670,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

As of July 31, 2010, we had $22 cash on hand and in the bank.  Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our website and marketing campaign and to offset legal and accounting fees - by additional equity financing, or debt financing.  This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

Management believes that if subsequent private placements are successful, which in turn may enable us to increase our membership, which may generate sales revenue within the following twelve months thereafter.  However, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement or debt offering we will then have to seek capital from other sources, which may not even be available to the Company.  However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations.  As a result, investors in Techs Loanstar's common stock could lose all of their investment.

The Company did not generate any revenue during the three months ended July 31, 2010 and has generated only nominal revenue since inception. Total operating expenses for the three months ending July 31, 2010 and 2009 were $266,218 and $94,358 respectively. Total other expenses for the three months ended July 31, 2010 and 2009 were $5,789 and $33,134 respectively, resulting in a net loss for the three months ended July 31, 2010 and 2009 of $272,007 and $127,492 respectively..

Revenues from inception have been $5,374. Total operating expenses since inception of $1,267,345 and other expenses of $560,440 have resulted in losses since inception of $1,827,785.

Operating expenses for the three months ended July 31, 2010 and 2009 are comprised of:

	2010	2009
Salaries	$60,000	$52,500
Stock compensation expense	122,500	-
Amortization of license	-	25,000
General and administrative costs	65,385	4,858
Professional fees and consulting	18,333	12,000

Total	$266,218	$94,358

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

           We have signed a license agreement with ZZI whereby we acquired, for a license fee of $1,000,000, an exclusive 10-year license to use ZZI’s social network database and advertising revenue-sharing model in the United States.  Initially, the Company was amortizing the license over its 10 year life.  Since the Company has not been able to generate any significant revenue, the Company evaluated the recoverability of the cost of license. Our evaluation was based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate.  When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value.  We apply our best judgment in our determination.  As of April 30, 2010 management determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly has included in other expenses an impairment charge of $808,333 for the period ending April 30, 2010.

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

As of July 31, 2010 management assessed the effectiveness  of our internal control over financial  reporting  based on the criteria for effective  internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material  weaknesses  under the standards of the Public Company Accounting  Oversight Board were: (1) lack of a functioning  audit committee due to a lack of a majority of  independent  members  and a lack of a  majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required  internal  controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial  disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 25, 2010, the Company issued 2 million shares of common stock for consulting services, pursuant to a marketing consulting agreement.

On July 13, 2010, the Company issued 1,567,370 shares of common stock in settlement of $156,737 of accrued liabilities.

On July 19, 2010, the Company issued 93,268,564 shares of common stock as a result of a stock dividend where shareholders of record, as of July 16, 2010, received 2 additional shares of common stock for each share of common stock owned.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None

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

 (b)         Reports on Form 8-K.  During the fiscal quarter ended July 31, 2010, the Company filed a Current Report on Form 8-K, on July 19, 2010 and Form 8-K/A on July 21, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2010

TECHS LOANSTAR, INC.

By: /s/ Henry Fong
Henry Fong
President, Secretary Treasurer, Director
(Principal Executive Officer)