Form 10-Q
period 2010-10-31
TECHS LOANSTAR, INC.
filed 2010-12-14
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: October 31, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]       No  [X]

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of November 30, 2010 was 142,902,846 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at October 31, 2010 (Unaudited) and April 30, 2010	2

ConsolidConsolidated Statements of Operations for the three and six months ended October 31, 2010 and October 31, 2009 and from inception (April 24, 2008) to October 31, 2010 (Unaudited)	3

Consolidated Statement of Shareholders’ Equity (Deficit) from inception (April 24, 2008) to October 31, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the three and six months ended October 31, 2010 and October 31, 2009 and from inception (April 24, 2008) to October 31, 2010 (Unaudited)	5

Notes to Consolidated Financial Statements	6 – 14

Item 2. Management’s Discussion and Analysis	15-16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	16

Item 4. Controls and Procedures	16-17

Part II. Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

TECHS LOANSTAR, Inc.
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

Page(s)

BALANCE SHEETS	2

STATEMENTS OF OPERATIONS	3

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)	4

STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STAEMENTS	6-14

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	October 31, 2010	April 30, 2010

ASSETS

Current Assets
Cash	$12,512	$244
Prepaid assets	266,000	—
Deferred financing costs	4,435
Total current assets	282,947	244

Total assets	$282,947	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$210,027	$158,586
Accounts payable and accrued expenses, related parties	711,594	781,258
Notes payable	65,674	62,674
Notes payable, related parties	62,844	51,739
Convertible notes	158,185	150,000
Derivative Liability	142,068
Total Liabilities	1,350,392	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 142,902,846 (October) and
43,066,912 (April) outstanding	142,903	43,067
Additional paid in capital	670,059	150,659
Deficit accumulated during the development stage	(1,880,407)	(1,397,739)

Total Stockholders' Deficit	(1,067,445)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$282,947	$244

The accoompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
	For the three months ended		For the six months ended		from inception
					(April 24, 2008) to
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010

REVENUE	$—	$—	$—	$—	$5,374

OPERATING EXPENSES:
Salaries	60,000	60,000	120,000	112,500	595,200
Stock compensation	0		122,500		122,500
Amortization of license	0	25,000	0	50,000	191,663
Office and general	8,869	2,074	17,689	6,932	197,911
Professional fees & consultants	59,593	9,000	134,491	21,000	288,533

Total Operating Expenses	128,462	96,074	394,680	190,432	1,395,807

LOSS FROM OPERATIONS	(128,462)	(96,074)	(394,680)	(190,432)	(1,390,433)

OTHER INCOME (EXPENSES):
Interest expense	(13,902)	(20,045)	(18,599)	(53,101)	(341,913)
Interest expense, related parties	(1,229)	(292)	(2,321)	(370)	(4,401)
Change in derivative liability	(67,068)		(67,068)		(67,068)
Gain on debt settlement			—		3,288
Impairment of license			—		(808,333)
Loss of deposit		(75,000)	—	(75,000)	(75,000)
Total Other Expenses	(82,199)	(95,336)	(87,988)	(128,471)	(1,293,427)

LOSS BEFORE INCOME TAXES	(210,661)	(191,410)	(482,668)	(318,903)	(2,683,860)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$(210,661)	$(191,410)	$(482,668)	$(318,903)	$(2,683,860)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	141,155,593	73,002,000	99,035,990	73,002,000

The accoompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH OCTOBER 31, 2010

							Deficit
							Accumulated
					Additional		During	Total
	Common stock		Common stock to be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$-	$-	$-	$-	$-	$-	$-

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008							(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009							(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)		40		40

Reverse merger ZenZuu Usa, Inc. with ZZPartners, Inc.					(803,453)		803,453	-

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400			36,538			48,938

Common stock issued in exchange for convertible notes and
accrued interest	5,666,912	5,667			941,074			946,741

Net loss for the period ending April 30, 2010							(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	150,659	-	(1,397,739)	(1,204,013)

Common stock issued pursuant to marketing agreements	5,000,000	5,000			335,000			340,000

Common stock issued in exchange for accounts payable and
accrued liabilities	1,567,370	1,567			155,170			156,737

Fair market value for issuance of options to purchase 3,500,000
shares of common stock					122,500			122,500

Common stock issued for dividend	93,268,564	93,269			(93,269)			-

Net loss for the six months ended October 31, 2010							(482,668)	(482,668)
	142,902,846	$142,903	0	$0	$670,059	$-	$(1,880,407)	$(1,067,445)

The accoompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	For the Six Months Ended		Inception
			(April 24, 2008) to
	October 31, 2010	October 31, 2009	October 31, 2010
Operating activities:
Net loss	$(482,668)	$(318,903)	$(2,683,860)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	8,185	-	8,185
Stock compensation expense	122,500	-	122,500
Amortization of consulting agreement	74,000	-	74,000
Merger costs	-	-	75,000
Amortization of license	-	50,000	191,663
Amortization of debt issuance costs	565	16,210	106,150
Liabilities assumed in reverse merger	-	-	(22,232)
Warrants issued in connection with reverse merger	-	-	71,169
Impairment of license	-	-	808,333
Change in deravitive liability	67,068	-	67,068
Change in operating assets and liabilities:
Other assets	-	76,250	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	68,177	63,470	226,767
Increase in accounts payable and accrued liabilities, related parties	70,336	91,422	960,336
Net cash used in operating activities	(71,837)	(21,551)	(69,921)

Investing activities:
Increase in deferred financing costs	-	(1,585)	(105,585)
License acquisition	-	-	(1,000,000)
Net cash used in investing activities	-	(1,585)	(1,105,585)

Financing activities:
Proceeds from sale of common stock	-	-	1,500
Proceeds from issuance of notes payable	3,000	1,200	277,174
Proceeds from issuance of notes payable, related parties	11,105	21,939	74,844
Proceeds from issuance of convertible notes	75,000		853,000
Payments of notes payable	-	-	(1,500)
Payments of notes payable, related parties	-	-	(12,000)
Payment of deferred financing costs	(5,000)		(5,000)
Net cash provided by financing activities	84,105	23,139	1,188,018

Net increase in cash and cash equivalents	12,268	3	12,512

Cash and cash equivalents, beginning of period	244		-

Cash and cash equivalents, end of period	$12,512	$3	$12,512

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$156,737	$-	$156,737

The accoompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2010

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

For SEC reporting purposes, ZenZuu is treated as the continuing reporting entity that acquired Techs (the historic shell registrant). The reports filed after the transaction have been prepared as if ZenZuu (accounting acquirer) were the legal successor to Techs’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of ZenZuu, for all periods prior to the share exchange and consolidated with Techs from the date of the share Exchange. ZenZuu previously had a May 31 fiscal year end, but has now assumed the fiscal year end of Techs Loanstar, Inc., the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three and six months ended October 31, 2009 of ZenZuu USA, Inc., and for the three and six months ended July 31, 2010 consolidated with Techs Loanstar, Inc. from February 10, 2010.  All share and per share amounts of ZenZuu have been retroactively adjusted to reflect the legal capital structure of Techs pursuant to FASB ASC 805-40-45-1.

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

               On September 15, 2010 the Company formed a new wholly owned subsidiary, Contest Partners, Inc., (“CPI”) a Colorado Corporation.  CPI was formed to develop and promote on line contests for the Company as well as for third parties.  The Company announced in September that its first contest “Sexy and the Cyber Slam,” (“the contest”) was planned to launch in October 2010.    The Company engaged a marketing firm to assist in the launch of this initial contest.  Once completed, their marketing efforts were to include a grass roots marketing campaign, email campaigns, casting call type initiatives and radio print and online advertising programs.  These campaigns and live events, which were designed to allow contestants to enter and submit their pictures and videos, never began nor held.  Although the Company compensated the marketing firm $4,000, on October 28th, 2010, the marketing firm resigned from the engagement.  Subsequent to their resignation, the Company has received a demand for payment of $2,000.

In early October 2010, the Company announced that they had concluded a beta test of the contest website and plans are underway for the launch to the general public in December 2010.

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

Loss per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending October 31 and April 30, 2010, as the impact of the potential common shares would be antidilutive and decrease loss per share.  Therefore, diluted loss per share presented for the periods ended October 31, 2010 and April 30 2010 is equal to basic loss per share.

Advertising expense
Advertising is expensed when incurred.  There has been no advertising during the period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - LICENSING AGREEMENT

On May 21, 2008, ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, whereby the Company acquired the exclusive United States rights to ZZI’s online social database and advertising revenue-share model. This license agreement includes the rights to use all applicable copyrights, trademarks and related technology obtained or in connection with the online social network database and advertising revenue-sharing model. As consideration for this license, the Company is required to pay a total aggregate license fee of $1,000,000 and a monthly royalty of 25% of our net local advertising revenue received.   The term of the license is for 10 years, and is automatically renewable for successive ten year terms under the same terms and conditions.  As of October 31, 2010 and April 30, 2010, the Company owes $550,000 (included in accrued liabilities, related parties) and ZZI has agreed to accept future payments from the Company remitting twenty percent (20%) of month end cash available from operations.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value
At October 31, 2010 and April 30, 2010, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

Lastly, the Company has modified the warrant exercise prices from $2.50 and $5.00 to 150% and 200%, respectively of the average closing bid prices for the five (5) days ending on the thirtieth (30th) calendar day after the closing of the Share Exchange.  Accordingly, after giving effect to the common stock dividend issued (see Note 7), the warrants have a current exercise price of $0.0808 and $0.1122, respectively.

In August and October 2010, the Company entered into two separate note agreements with an institutional investor for the issuance of two convertible promissory notes in the amounts of $35,000 (the August Note”) and $40,000 (the October Note”), respectively, for a total at October 31, 2010 of $75,000 in principal outstanding (together the “2010 Convertible Notes”).  Among other terms, each of the Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the 2010 Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2010 Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option prepay the October Note and must maintain sufficient authorized shares reserved for issuance under the 2010 Convertible Notes.

  We received net proceeds of $70,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes, and accordingly $565 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended October 31, 2010.

  We have determined that the conversion feature of the 2010 Convertible Notes represents an embedded derivative since the 2010 Convertible Notes are convertible into a variable number of shares upon conversion.  Accordingly, the 2010 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE (continued)

bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010 Convertible Notes.  Such discount will be accreted from the date of issuance to the maturity dates of the 2010 Convertible Notes.  The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2010 Convertible Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $64,937 for a derivative liability balance of $139,936.

The fair value of the 2010 Convertible Notes was calculated at issue date utilizing the following assumptions:
Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
8/23/10	$64,167	9 months	$0.012	$0.035	86%	4.72%
10/29/10	$75,770	9 months	$0.00635	$0.012	71%	4.72%

At October 31, 2010, the Company revalued the derivative liability balance of the outstanding 2010 Convertible Notes.  For the period from their issuance to October 31, 2010, the Company recorded an expense and increased the derivative liability by $2,132 resulting in a derivative liability balance of $142,068 at October 31, 2010.

The fair value of the 2010 Convertible Notes was calculated at October 31, 2010 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$142,068	7-9 months	$0.00635	301%	4.72%

NOTE 7 – STOCKHOLDERS EQUITY

Common stock

 On June 25, 2010 the Company entered into a one year marketing agreement with a consultant to advise and assist the Company in developing and implementing appropriate marketing plans and materials for presenting the Company and its business plans, strategy and personnel; and assist and advise the Company with respect to its marketing strategies and introducing the Company to strategic synergistic marketing firms. Pursuant to the terms of the agreement, the Company issued 2 million shares of common stock to the consultant.  The shares were issued form the 2010 Equity Incentive Plan (“EIP”).  The Company valued the shares at $220,000 based on the market value of the common stock on the date of the agreement.   On September 27, 2010 the Company amended and extended the agreement for an additional six months.  Pursuant to the terms of the amendment, the Company issued 3 million shares of common stock to the consultant.  The shares were issued from the 2010 Stock Incentive Plan (“SIP”).  The Company valued the shares at $120,000 based on the market value of the common stock on the date of the amendment.  The Company is amortizing $340,000 (the entire value of the agreement and the amendment) over the 18 month term of the amended agreement.  Accordingly has expensed $55,667 and $74,000 for the three and six months ended October 31, 2010.

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

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Options
On January 29, 2010 the Board of Directors of the Company authorized the 2010 EIP.  Under the terms of the EIP, 5,500,000 (pre stock dividend) shares of common stock of the Company were reserved for issuance.  On June 25, 2010 the Company issued 2 million shares of common stock under the 2010 EIP pursuant to the terms of a marketing agreement.  Also on June 25, 2010 the Company granted options to purchase 3,500,000 shares of common stock of the Company under the 2010 EIP. The options have an exercise price of $0.11 per share and expire on June 25, 2020.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 1,129,032 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 752,688 shares of common stock.  The Company valued all of the options at $0.035 per share, based upon the Black Scholes formula, and accordingly has included $122,500 as stock compensation expense for the six months ended October 31, 2010.  There are no additional shares of common stock reserved for issuance, other than the shares underlying the outstanding options discussed herein.

The fair value of the stock options issued under the 2010 EIP was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/25/10	$122,500	10 years	$0.11	$0.11	120%	4.2%

On April 30, 2010 the Board of Directors of the Company approved the 2010 SIP.  Under the terms of the 2010 SIP 3,000,000 (pre stock dividend) shares of common stock were reserved for issuance.  As of October 31, 2010 3,000,000 shares of common stock were issued for the six month extension of a marketing agreement (see above common stock paragraph in this footnote).  There remains 6 million (post dividend) shares of common reserved for issuance under the 2010 SIP.

               All options outstanding at October 31, 2010 are fully vested and exercisable.  All amounts in the table below have been adjusted for the stock dividend effective July 19, 2010.  A summary of outstanding option balances under the EIP and SIP at August 2, 2010 and October 31, 2010 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at April 30, 2010	10,500,000	$ 0.03667	9.7

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at October 31, 2010	10,500,000	$ 0.03667	9.7

Warrants

             All amounts in the tables below have been adjusted for the stock dividend effective July 19, 2010.  A summary of the activity of the Company’s outstanding warrants at April 30, 2010 and October 31, 2010 is as follows:

NOTE 7 – STOCKHOLDERS EQUITY (continued)

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2010	7,722,102	$ 0.0782	$ 0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at October 31, 2010	7,722,102	$ 0.0782	$ 0.037

             The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of October 31, 2010:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$ 0.00333	.17 years

$0.0561 to $0.1122	6,702,102	0.0897	1.14 years

	7,722,102	$ 0.0782	1.31 years

 NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2010, the Company received advances from Officers, Directors and Companies that they are affiliated with in the amount of $11,105.  As of October 31, 2010 the Company owed a balance of $62,844 to related parties.  These loans bear interest at 8% per annum and are repayable on demand.
1
NOTE 9 - PROPERTY AND EQUIPMENT

The company owns no property nor leases office space.  The office space is shared with other companies that the President and Chief Financial Officer are affiliated with.

NOTE 10 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $1,670,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

As of October 31, 2010, we had $12,512 cash on hand and in the bank.  Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our website and marketing campaign and to offset legal and accounting fees - by additional equity financing, or debt financing.  This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

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

The Company did not generate any revenue during the three and months ended October 31, 2010 and 2009, and has generated only nominal revenue since inception. Total operating expenses for the three and six months ending July 31, 2010 and were $128,462 and $394,680 respectively, and for the three and six months ended October 31, 2009 operating expenses were $96,074 and $190,432.  Total other expenses for the three and six months ended July 31, 2010 were $82,199 and $87,988 and for 2009 $95,336 and $128,471 respectively, resulting in a net loss for the three and six months ended July 31, 2010 of $210,661 and $482,668 and for the three and six months ended October 31, 209 the net loss was $191,410 and $318,903 respectively..

Revenues from inception have been $5,374. Total operating expenses since inception of $1,395,807 and other expenses of $1,293,427 have resulted in losses since inception of $2,683,860.

Operating expenses for the three and six months ended July 31, 2010 and 2009 are comprised of:

	For the three months ended October 31,		For the six months ended October 31,
	2010	2009	2010	2009
Salaries	$60,000	$60,000	$120,000	$112,500
Stock compensation expense	-	-	122,500	-
Amortization of license	-	25,000	-	50,000
General and administrative	8,869	2,074	17,689	6,932
Professional fees and consultants	59,593	9,000	134,491	21,000
Total	$128,462	$96,074	$394,680	$190,432

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

Dated: December 14, 2010

TECHS LOANSTAR, INC.
By: /s/ Henry Fong Henry Fong President, Secretary Treasurer, Director (Principal Executive Officer)