Form 10-Q
period 2011-01-31
TECHS LOANSTAR, INC.
filed 2011-03-17
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2011

or

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-143630

                 TECHS LOANSTAR, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

319 Clematis Street, Suite 703

West Palm Beach, FL, 33401

(Address of principal executive offices)

                                         (561) 514-9042

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of March 10, 2011 was 142,902,846 shares.

INDEX TO FORM 10-Q

TECHS LOANSTAR, Inc.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

TECHS LOANSTAR, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(Unaudited)
	January 31, 2011	April 30, 2010

ASSETS

Current Assets
Cash	$13	$244
Prepaid assets	177,332	—
Deferred financing costs	2,750	—
Total current assets	180,095	244

Total assets	$180,095	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$215,530	$158,586
Accounts payable and accrued expenses, related parties	750,371	781,258
Notes payable	66,674	62,674
Notes payable, related parties	75,029	51,739
Convertible notes, net of discount	183,741	150,000
Derivative Liability	47,364	—
Total Liabilities	1,338,709	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 142,902,846 (January) and
43,066,912 (April) outstanding	142,903	43,067
Additional paid in capital	670,059	150,659
Deficit accumulated during the development stage	(1,971,576)	(1,397,739)

Total Stockholders' Deficit	(1,158,614)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$180,095	$244

TECHS LOANSTAR, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative
	For the three months ended		For the nine months ended		from inception
					(April 24, 2008) to
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011

REVENUE	$—	$—	$—	$—	$5,374

OPERATING EXPENSES:
Salaries	60,000	60,000	180,000	172,500	655,200
Stock compensation	—	—	122,500	—	122,500
Amortization of license	—	25,000	—	75,000	191,663
Office and general	1,774	2,993	19,463	11,925	199,685
Professional fees & consultants	89,170	9,000	223,661	28,000	377,703

Total Operating Expenses	150,944	96,993	545,624	287,425	1,546,751

LOSS FROM OPERATIONS	(150,944)	(96,993)	(545,624)	(287,425)	(1,541,377)

OTHER INCOME (EXPENSES):
Interest expense	(33,481)	(19,785)	(52,080)	(72,886)	(375,394)
Interest expense, related parties	(1,448)	(4,250)	(3,769)	(4,620)	(5,849)
Change in derivative liability	94,704	—	27,636	—	27,636
Gain on debt settlement	—	—	—	—	3,288
Impairment of license	—	—	—	—	(808,333)
Loss of deposit	—	—	—	(75,000)	(75,000)
Total Other Income (Expenses)	59,775	(24,035)	(28,213)	(152,506)	(1,233,652)

LOSS BEFORE INCOME TAXES	(91,169)	(121,029)	(573,837)	(439,931)	(2,775,029)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$(91,169)	$(121,029)	$(573,837)	$(439,931)	$(2,775,029)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	142,902,846	73,002,000	113,711,448	73,002,000

TECHS LOANSTAR, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (April 7, 2006) THROUGH JANUARY 31, 2010

	Common stock		Common stock to be issued		Additional Paid- in Capital	Share Subscription Receivable	Deficit Accumulated During Development Stage	Total stockholders' deficit
	Shares	Amount	Shares	Amount

Balance April 24, 2008	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322
	-	-	-	-	-	-	-	-
Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138
	-	-
Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)		40		40

Reverse merger ZenZuu Usa, Inc. with ZZPartners, Inc.	-	-	-	-	(803,453)	-	803,453	-

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	-	-	36,538	-	-	48,938

Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	-	-	941,074	-	-	946,741

Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	150,659	-	(1,397,739)	(1,204,013)

Common stock issued pursuant to marketing agreements	5,000,000	5,000	-	-	335,000	-	-	340,000

Common stock issued in exchange for accounts payable and accrued liabilities	1,567,370	1,567	-	-	155,170	-	-	156,737

Fair market value for issuance of options to purchase 3,500,000 shares of common stock	-	-	-	-	122,500	-	-	122,500

Common stock issued for dividend	93,268,564	93,269	-	-	(93,269)	-	-	-

Net loss for the nine months ended January 31, 2011	-	-	-	-	-	-	(573,837)	(573,837)
	142,902,846	$ 142,903	0	$ 0	$ 670,059	$ -	$ (1,971,576)	$(1,158,614)

TECHS LOANSTAR, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period from
			Inception
	For the Nine Months Ended		(April 24, 2008) to
	January 31 2011	January 31, 2010	January 31, 2011
Operating activities:
Net loss	$(573,837)	$(439,931)	$(2,775,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	33,741	-	33,741
Stock compensation expense	122,500	-	122,500
Amortization of consulting agreement	162,668	-	162,668
Merger costs	-	-	75,000
Amortization of license	-	75,000	191,663
Amortization of debt issuance costs	2,250	16,210	107,835
Liabilities assumed in reverse merger	-	-	(22,232)
Warrants issued in connection with reverse merger	-	-	71,169
Impairment of license	-	-	808,333
Change in deravitive liability	(27,636)	-	(27,636)
Change in operating assets and liabilities:
Other assets	-	76,250	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	73,680	66,996	232,270
Increase in accounts payable and accrued liabilities, related parties	109,113	76,082	449,113
Net cash used in operating activities	(97,521)	(129,394)	(645,605)
Investing activities:
Increase in deferred financing costs	-	-	(104,000)
License acquisition	-	-	(450,000)
Net cash used in investing activities	-	-	(554,000)
Financing activities:
Proceeds from sale of common stock	-	40	1,500
Proceeds from issuance of notes payable	4,000	87,700	278,174
Proceeds from issuance of notes payable, related parties	23,290	55,939	87,029
Proceeds from issuance of convertible notes	75,000	-	853,000
Payments of notes payable	-	(1,500)	(1,500)
Payments of notes payable, related parties	-	(6,000)	(12,000)
Payment of deferred financing costs	(5,000)	(1,585)	(6,585)
Net cash provided by financing activities	97,290	134,594	1,199,618
Net increase in cash and cash equivalents	(231)	5,200	13
Cash and cash equivalents, beginning of period	244	-	-
Cash and cash equivalents, end of period	$13	$5,200	$13
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-
Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741
Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$156,737	$-	$156,737

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

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

NOTE 2 – GOING CONCERN

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. ZenZuu and ZZPartners, Inc. (“ZZP” and the predecessor to ZenZuu) has funded its initial operations by way of issuing notes payable (including related parties) and convertible notes accumulating approximately $1,219,000 since its inception.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending January 31, 2011 and 2010, as the impact of the potential common shares would be antidilutive and decrease loss per share. Therefore, diluted loss per share presented for the periods ended January 31, 2011 and 2010 is equal to basic loss per share.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

NOTE 4 - LICENSING AGREEMENT

On May 21, 2008, ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, whereby the Company acquired the exclusive United States rights to ZZI’s online social database and advertising revenue-share model. This license agreement includes the rights to use all applicable copyrights, trademarks and related technology obtained or in connection with the online social network database and advertising revenue-sharing model. As consideration for this license, the Company is required to pay a total aggregate license fee of $1,000,000 and a monthly royalty of 25% of our net local advertising revenue received. The term of the license is for 10 years, and is automatically renewable for successive ten year terms under the same terms and conditions. As of January 31, 2011 and April 30, 2010, the Company owes $550,000 (included in accrued liabilities, related parties) and ZZI has agreed to accept future payments from the Company remitting twenty percent (20%) of month end cash available from operations.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At January 31, 2011 and April 30, 2010, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

We received net proceeds of $70,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes, and accordingly $1,685 and $2,250 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended January 31, 2011.

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE (continued)

We have determined that the conversion feature of the 2010 Convertible Notes represents an embedded derivative since the 2010 Convertible Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2010 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010 Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the 2010 Convertible Notes. The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2010 Convertible Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $64,937 for a derivative liability balance of $139,936.

The fair value of the 2010 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
8/23/10	$64,167	9 months	$0.012	$0.035	86%	4.72%
10/29/10	$75,770	9 months	$0.00635	$0.012	71%	4.72%

At January 31, 2011, the Company revalued the derivative liability balance of the outstanding 2010 Convertible Notes. For the period from their issuance to January 31, 2011, the Company decreased the derivative liability by $92,572 resulting in a derivative liability balance of $47,364 at January 31, 2011.

The fair value of the 2010 Convertible Notes was calculated at January 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$47,364	9 months	$0.0015835	215%	4.72%

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

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Options

On January 29, 2010 the Board of Directors of the Company authorized the 2010 EIP. Under the terms of the EIP, 5,500,000 (pre stock dividend) shares of common stock of the Company were reserved for issuance. On June 25, 2010 the Company issued 2 million shares of common stock under the 2010 EIP pursuant to the terms of a marketing agreement. Also on June 25, 2010 the Company granted options to purchase 3,500,000 shares of common stock of the Company under the 2010 EIP. The options have an exercise price of $0.11 per share and expire on June 25, 2020. Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 1,129,032 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 752,688 shares of common stock. The Company valued all of the options at $0.035 per share, based upon the Black Scholes formula, and accordingly has included $122,500 as stock compensation expense for the nine months ended January 31, 2011. There are no additional shares of common stock reserved for issuance, other than the shares underlying the outstanding options discussed herein.

The fair value of the stock options issued under the 2010 EIP was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/25/10	$122,500	10 years	$0.11	$0.11	120%	4.2%

On April 30, 2010 the Board of Directors of the Company approved the 2010 SIP. Under the terms of the 2010 SIP 3,000,000 (pre stock dividend) shares of common stock were reserved for issuance. As of January 31, 2011 3,000,000 shares of common stock were issued for the six month extension of a marketing agreement (see above common stock paragraph in this footnote). There remains 6 million (post dividend) shares of common reserved for issuance under the 2010 SIP.

All options outstanding at January 31, 2011 are fully vested and exercisable. All amounts in the table below have been adjusted for the stock dividend effective July 19, 2010. A summary of outstanding option balances under the EIP and SIP at April 1, 2010 and January 31, 2011 are as follows:

2010 EIP	Options	Weighted- average Exercise price	Weighted- average Remaining Contractual life (years)
Outstanding and exercisable at April 30, 2010	-	-	-

Granted	10,500,000	$0.03667	10.0
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at January 31, 2011	10,500,000	$0.03667	9.4

Warrants

All amounts in the tables below have been adjusted for the stock dividend effective July 19, 2010. A summary of the activity of the Company’s outstanding warrants at April 30, 2010 and January 31, 2011 is as follows:

NOTE 7 – STOCKHOLDERS EQUITY (continued)

	Warrants	Weighted- average exercise price	Weighted- average grant date fair value
Outstanding and exercisable at April 30, 2010	7,722,102	$0.0782	$0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at January 31, 2011	7,722,102	$0.0782	$0.037

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of January 31, 2011:

Exercise price range	Number of warrants outstanding	Weighted- average exercise price	Weighted- average remaining life

$0.0033	1,020,000	$ 0.00333	.14 years

$0.0561 to $0.1122	6,702,102	0.0897	1.02 years

	7,722,102	$ 0.0782	1.06 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2011, the Company received advances from Officers, Directors and Companies that they are affiliated with in the amount of $23,290. As of January 31, 2011 the Company owed a balance of $75,028 to related parties. These loans bear interest at 8% per annum and are repayable on demand.

NOTE 9 - PROPERTY AND EQUIPMENT

The company owns no property nor leases office space. The office space is shared with other companies that the President and Chief Financial Officer are affiliated with.

NOTE 10 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $1,972,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

As of January 31, 2011, we had minimal cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our website and marketing campaign and to offset legal and accounting fees - by additional equity financing, or debt financing. This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

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

The Company did not generate any revenue during the three and nine months ended January 31, 2011 and 2010, and has generated only nominal revenue since inception. Total operating expenses for the three and nine months ending January 31, 2011 and were $150,944 and $545,624 respectively, and for the three and nine months ended January 31, 2010 operating expenses were $96,993 and $287,425. Total other income and (expenses) for the three and nine months ended January 31, 2011 were $59,775 and ($28,213) and for 2010 were ($24,035) and ($152,506) respectively, resulting in a net loss for the three and nine months ended January 31, 2011 of $91,169 and $573,837 and for the three and nine months ended January 31, 2010 the net loss was $121,029 and $439,931 respectively.

Revenues from inception have been $5,374. Total operating expenses since inception of $1,546,751 and other expenses of $1,233,652 have resulted in losses since inception of $2,775,029.

Operating expenses for the three and nine months ended January 31, 2011 and 2010 are comprised of:

	For the three months ended January 31,		For the nine months ended January 31,
	2011	2010	2011	2010
Salaries	$60,000	$60,000	$180,000	$172,500
Stock compensation expense	-	-	122,500	-
Amortization of license	-	25,000	-	75,000
General and administrative	1,774	2,993	19,463	11,925
Professional fees and consultants	89,170	9,000	223,661	28,000
Total	$150,944	$96,993	$545,624	$287,425

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

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur development, marketing, professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favourable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reports on Form 8-K. NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2011

TECHS LOANSTAR, INC.

By: /s/ Henry Fong

Henry Fong

President, Secretary Treasurer, Director

(Principal Executive Officer)