Form 10-K/A
period 2010-04-30
TECHS LOANSTAR, INC.
filed 2011-06-17
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

 X . ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ through _______________

TECHS LOANSTAR, INC.
 (Name of small business in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

319 Clematis Street, Suite 703

West Palm Beach, FL.  33401

561-514-9042

____________________________________________________

(Address and Telephone Number including area code of

registrant's principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Yes      . No  X . (Not required by smaller reporting companies)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Certifications

EXPLANATORY NOTE

Techs Loanstar, Inc.,(the “Company”), is filing this Amendment to its Annual Report on Form 10-K for the Year Ended April 30, 2010 filed with the Securities and Exchange Commission on August 13, 2010, to include the information required by Item 307 relating to management’s evaluation of the effectiveness of our disclosure controls and procedures, as well as some reclassifications within our Statements of Operations, Statements of Changes in Stockholders’ Deficit and Statements of Cash Flows. Lastly, our Report of Independent Registered Accounting Firm has been restated to properly reflect the financial statements contained in this Amended Form 10-K/A.

This Amendment does not reflect events occurring after the original filing except as noted above. Except for the foregoing Amended information, this form 10-K/A continues to speak as of the date of the original filing and the Company has not otherwiseupdated disclosures contained therein or herein to reflect events that occurred at a later date.

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

ZZI’s website, ZenZuu.com, began in February 2008 in beta version with two members. By March 31, 2008, there were over 16,000 members and in September 2008 there were over 180,000 members. Approximately 275,000 members registered to join zenzuu.com, prior to the suspension of the marketing of the website in early 2009. The growth occurred through existing members sponsoring new members to join the network. Membership is free to all individuals signing up on the social network of ZZI, but each new member must be referred by an existing member. Based on its revenue-sharing model (as discussed below), ZZI anticipates its online social network to expand. ZZI plans once again initiating a marketing campaign to attract new members, however there are no assurances that they will be successful

Management believes what makes ZZI’s business plan unique is that it plans to distribute approximately 80% of its total net worldwide advertising revenue received from its licensees to its active independent representatives. Active independent representatives (“Active Reps”) are ZZI members who log in to the ZZI website at least 30 times during a calendar month. Active Reps can earn larger shares of the amount distributed by enrolling additional members who become Active Reps, and so on, based on new Active Reps enrolling additional members. Potential investors are encouraged to review the website, www.zenzuu.com, for further details and the terms and conditions of ZZI’s membership.

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

•

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

Fiscal Year 2010	High ($)	Low ($)
Fourth Quarter	.14	.083
Third Quarter	---	---
Second Quarter	---	---
First Quarter	---	---

Fiscal Year 2009	High ($)	Low ($)
Fourth Quarter	---	---
Third Quarter	---	---
Second Quarter	---	---
First Quarter	---	---

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

The Company did not generate any revenue during the fiscal year ended April 30, 2010 and has generated only nominal revenue since inception. Total operating expenses for the fiscal year ending April 30, 2010 were $354,521 and total other expenses were $1,043,218 resulting in a net loss for the fiscal year of $1,397,739.

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

Operating expenses for the eleven months ended April 30, 2010 and for the year ended May 31, 2009 are comprised of:

	2010	2009

Salaries	$220,000	$200,623
Amortization of license	91,663	100,000
Impairment of license	808,333
General and administrative costs	17, 108	138,371
Professional fees	25,750	142,542

Total	$1,162,854	$581,536

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

 We have signed a license agreement with ZZI whereby we acquired, for a license fee of $1,000,000, an exclusive 10-year license to use ZZI’s social network database and advertising revenue-sharing model in the United States. Initially, the Company was amortizing the license over its 10 year life. Since the Company has not been able to generate any significant revenue the Company evaluated the recoverability of the cost of license. Our evaluation was based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate. When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value. We apply our best judgment in our determination. As of April 30, 2010 management has determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly has included an impairment charge of $808,333 in operating expenses for the period ending April 30, 2010. Also included in other expenses for the period ended April 30, 2010 is $75,000 as a result form the Company forfeiting a deposit on a previous transaction that did not close per the terms of an agreement.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A(T) - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO has concluded that as of April 30, 2010, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

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

ITEM 9B - OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Henry Fong	74	President, Chief Executive Officer
319 Clematis Street		and Chairman of the Board of
West Palm Beach, FL. 33401		Directors

Barry Hollander	53	Chief Financial Officer, Secretary
319 Clematis Street		Director
West Palm Beach, FL. 33401

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

2.2

Articles of Exchange relating to the share exchange by and between Techs Loanstar, Inc. and ZenZuu USA, Inc. as filed with the Nevada Secretary of State on February 17, 2010 (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K filed on February 17, 2010).

10.1

Website Hosting and License Agreement dated May 20, 2008 by and between ZZPartners, Inc. and ZenZuu, Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 17, 2010).

99.1	Techs Loanstar, Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 28, 2010).

99.2	Techs Loanstar, Inc 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 28, 2010).

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Techs Loanstar has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on June 16, 2011.

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

Board of Directors

Techs Loanstar Inc..

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2010 and May 31, 2009 and the related statements of operations, stockholders’ equity and cash flows for the 11 months ending April 30, 2010 and the year ending May 31, 2009 and from date of inception (April 24, 2008) to April 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techs Loanstar, Inc.(A Development Stage Company)  as of April 30, 2010 and May 31, 2009, the results of operations, stockholders’ equity and its cash flows for the 11 months ended April 30, 2010 and the year ended May 31, 2009 and from date of inception (April 24, 2008) to April 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

August 12, 2010

Los Angeles, CA

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2010	May 31, 2009

ASSETS

Current Assets
Cash	$244	$—
Deposits		75,000
Total current assets	244	75,000

Deferred financing costs, net of accumulated amortization
of $105,585 (2010) and $89,375 (2009)		6,500
License, net of accumulated amortization of $191,667 (2010)
and $100,000 (2009)	—	900,000
Total assets	$244	$981,500

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$158,586	$174,567
Accounts payable and accrued expenses, related parties	781,258	695,952
Notes payable	62,674	34,974
Notes payable, related parties	51,739	—
Convertible notes	150,000	878,000
Total Liabilities	1,204,257	1,783,493

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 300,000,000
shares authorized and 43,066,912 (2010) and
24,344,000 (2009) outstanding	43,067	24,334
Common stock to be issued		666
Share subscription receivable		(40)
Additional paid in capital	954,112	(23,500)
Deficit accumulated during the development stage	(2,201,192)	(803,453)

Total Stockholders' Deficit	(1,204,013)	(801,993)

Total Liabilities and Stockholders' Deficit	$244	$981,500

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
			Cumulative from inception
	For the eleven	For the	(April 24,
	months ending	year ending	2008) to
	April 30,	May 31,	April 30,
	2010	2009	2010

REVENUE	$—	$5,374	$5,374

OPERATING EXPENSES:
Salaries	220,000	200,623	475,200
Impairment of license	808,333		808,333
Amortization of license	91,663	100,000	191,663
Office and general	17,108	138,371	180,222
Professional fees	25,750	142,542	154,042
Total Operating Expenses	1,162,854	581,536	1,809,460

LOSS FROM OPERATIONS	(1,162,854)	(576,162)	(1,804,086)

OTHER INCOME (EXPENSES):
Interest expense	(161,166)	(159,906)	(323,314)
Interest expense, related parties	(2,007)	(2,288)	(2,080)
Gain on debt settlement	3,288		3,288
Loss of deposit	(75,000)		(75,000)
Total Other Expenses	(234,885)	(162,194)	(397,106)

LOSS BEFORE INCOME TAXES	(1,397,739)	(738,356)	(2,201,192)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(1,397,739)	$(738,356)	$(2,201,192)

Basic and diluted net loss
per common share	$(0.05)	$(0.03)

Basic and diluted weighted average
common shares outstanding	27,300,890	22,482,318

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH April 30, 2010

							Deficit
							Accumulated
					Additional	Share	During	Total
	Common stock		Common stock to be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)	-	40	-	40

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	-	-	36,538	-	-	48,938

Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	-	-	941,074	-	-	946,741

Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	$ 43,067	$ -	$ 0	$ 954,112	$ -	$ (2,201,192)	$ (1,204,013)

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
	For the eleven		Inception
	months ended	For the year ended	(April 24, 2008) to
	April 30, 2010	May 31, 2009	April 30, 2010

Operating activities:
Net loss	$(1,397,739)	$(738,356)	$(2,201,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Merger costs	75,000		75,000
Amortization of license	91,663	100,000	191,663
Amortization of debt issuance costs	8,085	97,500	105,585
Liabilities assumed in reverse merger	(22,232)		(22,232)
Warrants issued in connection with reverse merger	71,169		71,169
Impairment of license	808,333		808,333
Change in operating assets and liabilities:
Other assets	-	(73,750)	(75,000)
(Decrease) increase in accounts payable and accrued liabilities	(15,977)	(332,392)	158,590
Increase in accounts payable and accrued liabilities, related parties	194,048	141,067	340,000
Net cash used in operating activities	(187,650)	(805,931)	(548,084)

Investing activities:
Increase in deferred financing costs	(1,585)	(104,000)	(105,585)
License acquisition		-	(450,000)
Net cash used in investing activities	(1,585)	(104,000)	(555,585)

Financing activities:
Proceeds from sale of common stock	-	1,138	1,460
Share subscription receivable	40	-	40
Proceeds from issuance of notes payable	89,200	180,297	274,174
Proceeds from issuance of notes payable, related parties	63,739		63,739
Proceeds from issuance of convertible notes	50,000	728,000	778,000
Payments of notes payable	(1,500)	-	(1,500)
Payments of notes payable, related parties	(12,000)		(12,000)
Net cash provided by financing activities	189,479	909,435	1,103,913

Net increase in cash and cash equivalents	244	(496)	244

Cash and cash equivalents, beginning of period	0	496	-

Cash and cash equivalents, end of period	$244	$-	$244

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Warrants

On February 10, 2010, as part of the Share Exchange Agreement, the Company granted warrants to purchase 1,756,000 shares of common stock of the Company to the Convertible Noteholders. Of these warrants, 878,000 have an exercise price of $0.2425 per share and 878,000 warrants have an exercise price of $0.3366. Also on February 10, 2010, the Company granted warrants to purchase 340,000 shares of common stock in connection with Notes payable assumed in the Share Exchange Agreement. The warrants have an exercise price of $0.01 and expire on February 10, 2012. On February 24, 2010 the Company issued warrants to purchase 100,000 shares of common stock; 50,000 of which have an exercise price of $0.2425 and 50,000 have an exercise price of $0.3366. The February 24, 2010 warrants were issued in connection with a Convertible Note of the same day of $50,000. All of these warrants were valued at $0.0125 (the last sale price of the common stock of the Company), and accordingly, the Company recorded $27,450 as financing costs for the year ended April 30, 2010.

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

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Issued	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
February 10, 2010	878,000	$10,975	2 years	$0.2425	$0.40	65%	4.72%
February 10, 2010	878,000	$10,975	2 years	$0.3366	$0.40	65%	4.72%
February 10, 2010	340,000	$4,250	2 years	$0.01	$0.40	65%	4.72%
February 24, 2010	50,000	$625	2 years	$0.2425	$0.40	65%	4.72%
February 24, 2010	50,000	$625	2 years	$0.3366	$0.40	65%	4.72%
April 30, 2010	378,034	$68,424	2 years	$0.1683	.$0.32	65%	4.72%

A summary of the activity of the Company’s outstanding warrants at April 30, 2009 and 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2009	0	$0.00	$0.00

Granted	2,574,034.23		0.037
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at April 30, 2010	2,574,034	$0.23	$0.037

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 7 – STOCKHOLDERS EQUITY (continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of April 30, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	340,000	$0.01	.24 years

$0.16 to $0.34	2,234,034	0.24	1.58 years

	2,574,034	$0.23	1.82 years

NOTE 8 – RELATED PARTY TRANSACTIONS

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 12 – RESTATEMENTS

The Company is restating its financial statements for the eleven months ended April 30, 2010 to include the following:

•

Reclasiification of impairment of license, so as to include such expense in loss from operations

•

Reversing the entry that previously eliminated the historical loss of ZZP in the transaction with ZenZuu

•

Adjusted the Statements of Cash Flows to reflect only the cash portion of the license that was paid

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

APRIL 30, 2010

	Originally Reported	Adjustments	Restated
Total Assets	$244	$-	$244

Total Liabilities	$1,204,257	$-	$1,204,257

Stockholders’ Deficit
Common stock	$43,067	$-	$43,067
Additional paid in capital	150,659	803,453	954,112
Deficit	(1,397,739)	(803,453)	(2,201,192)
Total stockholders’ deficit	(1,204,013)	-	(1,204,213)
Total Liabilities and Stockholders’ Deficit	$244	$-	$244

The adjustment recorded is reversing the previously recorded elimination of the accumulated deficit of ZZP in the transaction with ZenZuu.

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE ELEVEN MONTHS ENDED APRIL 30, 2010

	Originally Reported	Adjustments	Restated
Revenue	$-	$-	$-
Total operating expenses	354,521	808,333	1,162,854
Loss from operations	(354,521)	(808,333)	(1,162,854)
Total other expenses	(1,043,218)	803,333	(234,885)
Net Loss	$(1,397,739)	$-	$(1,397,739)
Basic and diluted net loss per common share	$(0.05)	$-	$(0.05)

The adjustment recorded reclassifies the impairment of license expense of $808,333 from other expenses to operating expenses, and accordingly is now included in loss from operations.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 12 – RESTATEMENTS (CONTINUED)

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION (APRIL 24, 2008) TO APRIL 30, 2010

	Originally Reported		Adjustments	Restated
Net cash used in operating activities	$1,916		$(550,000)	$(548,084)
Net cash used in investing activities	(1,105,585)		550,000	(555,585)
Net cash provided by financing activities	1,103,913		-	1,103,913
Net increase in cash and cash equivalents	244		-	244
Cash and cash equivalents, beginning of period	-		-	-
Cash and cash equivalents, end of period	$244	$		$244

The entry recorded reduced the license acquisition included in investing activities to reflect the actual amount paid, the offset was to the change in accounts payable.