Form 10-Q/A
period 2010-07-31
TECHS LOANSTAR, INC.
filed 2011-06-20
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Techs Loanstar, Inc.,(the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the Period Ended July 31, 2010 filed with the Securities and Exchange Commission on September 14, 2010, to include the information required by Item 307 relating to management’s evaluation of the effectiveness of our disclosure controls and procedures, as well as some reclassifications for the Period From Inception (April 24, 2008) to July 31, 2010 within our Statements of Operations, Statements of Changes in Stockholders’ Deficit and Statements of Cash Flows.

This Amendment does not reflect events occurring after the original filing except as noted above.  Except for the foregoing Amended information, this form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

INDEX TO FORM 10-Q/A

Page
Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets at July 31, 2010 (Unaudited) and April 30, 2010	4

Consolidated Statements of Operations for the three months ended July 31, 2010 and July 31, 2009 and from inception (April 24, 2008) to July 31, 2010 (Unaudited)	5

Consolidated Statement of Shareholders’ Equity (Deficit) from inception (April 24, 2008) to July 31, 2010 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months ended July 31, 2010 and July 31, 2009 and from inception (April 24, 2008) to July 31, 2010 (Unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

TECHS LOANSTAR, Inc.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	Restated
	July 31, 2010	April 30, 2010

ASSETS

Current Assets
Cash	$22	$244
Prepaid assets	201,667	—
Total current assets	201,689	244

Total assets	$201,689	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$200,076	$158,586
Accounts payable and accrued expenses, related parties	702,952	781,258
Notes payable	62,674	62,674
Notes payable, related parties	62,769	51,739
Convertible notes	150,000	150,000
Total Liabilities	1,178,471	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 139,902,846 (July) and
43,066,912 (April) outstanding	139,903	43,067
Additional paid in capital	1,356,513	954,112
Deficit accumulated during the development stage	(2,473,199)	(2,201,192)

Total Stockholders' Deficit	(976,783)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$201,689	$244

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Restated
			Cumulative
			from inception
	For the three months ended		(April 24, 2008) to
	July 31, 2010	July 31, 2009	July 31, 2010

REVENUE	$—	$—	$5,374

OPERATING EXPENSES:
Salaries	60,000	52,500	535,200
Stock compensation	122,500		122,500
Impairment of license	0		808,333
Amortization of license	0	25,000	191,663
Office and general	10,385	4,858	190,607
Professional fees & consultants	73,333	12,000	227,375

Total Operating Expenses	266,218	94,358	2,075,678

LOSS FROM OPERATIONS	(266,218)	(94,358)	(2,070,304)

OTHER INCOME (EXPENSES):
Interest expense	(4,697)	(33,056)	(328,011)
Interest expense, related parties	(1,092)	(78)	(3,172)
Gain on debt settlement	—		3,288
Loss of deposit	—		(75,000)
Total Other Expenses	(5,789)	(33,134)	(402,895)

LOSS BEFORE INCOME TAXES	(272,007)	(127,492)	(2,473,199)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(272,007)	$(127,492)	$(2,473,199)

Basic and diluted net loss
per common share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	57,374,209	24,334,000

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH July 31, 2010
RESTATED

Deficit
Common stock to	Accumulated
be issued	Additional	Share	During	Total
Common stock	Paid- in	Subscription	Development	stockholders'
Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)	40	40

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	36,538	48,938

Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	941,074	946,741

Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	954,112	-	(2,201,192)	(1,204,013)

Common stock issued pursuant to marketing agreement	2,000,000	2,000	-	-	218,000	-	-	220,000

Common stock issued in exchange for accounts payable and accrued liabilities	1,567,370	1,567	-	-	155,170	-	-	156,737

Fair market value for issuance of options to purchase 3,500,000 shares of common stock	-	-	-	-	122,500	-	-	122,500

Common stock issued for dividend	93,268,564	93,269	-	-	(93,269)	-	-	-

Net loss for the three months ended July 31, 2010	-	-	-	-	-	-	(272,007)	(272,007)
139,902,846	$139,903	$ 0	$ 0	$1,356,513	$ -	$ (2,473,199)	$ (976,783)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Restated
			Period from
			Inception
	For the Three Months Ended		(April 24, 2008) to
	July 31, 2010	July 31, 2009	July 31, 2010

Operating activities:
Net loss	$(272,007)	$(127,492)	$(2,473,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	122,500		122,500
Amortization of consulting agreement	18,333		18,333
Merger costs	-		75,000
Amortization of license	-	25,000	191,663
Amortization of debt issuance costs	-	97,500	105,585
Liabilities assumed in reverse merger	-		(22,232)
Warrants issued in connection with reverse merger	-		71,169
Impairment of license	-		808,333
Change in operating assets and liabilities:
Other assets	-	(73,750)	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	61,695	(332,392)	220,285
Increase in accounts payable and accrued liabilities, related parties	58,227	141,067	398,227
Net cash used in operating activities	(11,252)	(270,067)	(559,336)

Investing activities:
Increase in deferred financing costs	-	(104,000)	(105,585)
License acquisition		-	(450,000)
Net cash used in investing activities	0	(104,000)	(555,585)

Financing activities:
Proceeds from sale of common stock	-	1,138	1,460
Share subscription receivable	-	-	40
Proceeds from issuance of notes payable	-	180,297	274,174
Proceeds from issuance of notes payable, related parties	11,030		74,769
Proceeds from issuance of convertible notes	-	728,000	778,000
Payments of notes payable	-	-	(1,500)
Payments of notes payable, related parties	-		(12,000)
Net cash provided by financing activities	11,030	909,435	1,114,943

Net increase in cash and cash equivalents	(222)	535,368	22

Cash and cash equivalents, beginning of period	244	496	-

Cash and cash equivalents, end of period	$22	$535,864	$22

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$156,737	$-	$156,737

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Warrants

A summary of the activity of the Company’s outstanding warrants at April 30, 2010 and July 31, 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2010	2,574,034	$0.23	$0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at July 31, 2010	2,574,034	$0.23	$0.037

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of July 31, 2010:

Exercise price range	Number of options outstanding		Weighted-average exercise price	Weighted-average remaining life

$0.01	340,000	$	$ 0.01	.24 years

$0.16 to $0.34	2,234,034		0.24	1.58 years

	2,574,034	$	$ 0.23	1.82 years

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

NOTE 11 – RESTATEMENTS

The Company is restating its financial statements for the period ending April 30, 2010 and for the period from inception (April 24, 2008) to July 31, 2010 include the following:

•

Reclassification of impairment of license, so as to include such expense in loss from operations

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

The adjustment recorded is reversing the previously recorded elimination of the accumulated deficit of ZZP in the transaction with ZenZuu.  This entry was also eliminated from the original presentation in Statement of Stockholders’ Equity (Deficit).

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE FROM INCEPTION (APRIL 24, 2008) TO JULY 31, 2010

		Originally Reported	Adjustments	Restated
Revenue	$		$5,374	$5,374
Total operating expenses		1,267,345	808,333	2,075,678
Loss from operations		(1,267,345)	(802,959)	(2,070,304)
Total other expenses		560,440	(157,545)	402,895
Net Loss		$(1,827,785)	$(645,414)	$(2,473,199)

The adjustment recorded reclassifies the impairment of license expense of $808,333 from other expenses to operating expenses, and accordingly is now included in loss from operations.

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION (APRIL 24, 2008) TO JULY 31, 2010

	Originally Reported		Adjustments	Restated
Net cash used in operating activities	$(9,336)		$(550,000)	$(559,336)
Net cash used in investing activities	(1,105,585)		550,000	(555,585)
Net cash provided by financing activities	1,114,943		-	1,114,943
Net increase in cash and cash equivalents	22		-	22
Cash and cash equivalents, beginning of period	-		-	-
Cash and cash equivalents, end of period	$22	$		$22

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

We have signed a license agreement with ZZI whereby we acquired, for a license fee of $1,000,000, an exclusive 10-year license to use ZZI’s social network database and advertising revenue-sharing model in the United States.  Initially, the Company was amortizing the license over its 10 year life.  Since the Company has not been able to generate any significant revenue, the Company evaluated the recoverability of the cost of license. Our evaluation was based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate.  When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value.  We apply our best judgment in our determination.  As of April 30, 2010 management determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly has included in operating expenses an impairment charge of $808,333 for the period ending April 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2010. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at July 31, 2010, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, had not been remediated as of July 31, 2010.

These weaknesses are continuing. Management and the Board of Directors are aware of these weaknesses that result because of limited resources and staff. Efforts to design and implement controls and processes have been put on hold due to limited resources. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

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

Dated: June 16, 2011

TECHS LOANSTAR, INC.

By: /s/ Henry Fong

    Henry Fong

    President, Secretary Treasurer, Director

    (Principal Executive Officer)