Form 10-Q/A
period 2010-10-31
TECHS LOANSTAR, INC.
filed 2011-06-20
CIK 1397795

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

Techs Loanstar, Inc.,(the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the Period Ended October 31, 2010 filed with the Securities and Exchange Commission on December 14, 2010, to include the information required by Item 307 relating to management’s evaluation of the effectiveness of our disclosure controls and procedures, as well as some reclassifications for the Period From Inception (April 24, 2008) to October 31, 2010 within our Statements of Operations, Statements of Changes in Stockholders’ Deficit and Statements of Cash Flows.

This Amendment does not reflect events occurring after the original filing except as noted above. Except for the foregoing Amended information, this form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

INDEX TO FORM 10-Q/A

Page
Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets at October 31, 2010 (Unaudited) and April 30, 2010	4

Consolidated Statements of Operations for the three and six months ended October 31, 2010 and October 31, 2009 and from inception (April 24, 2008) to October 31, 2010 (Unaudited)	5

Consolidated Statement of Shareholders’ Equity (Deficit) from inception (April 24, 2008) to October 31, 2010 (Unaudited)	6

Consolidated Statements of Cash Flows for the three and six months ended October 31, 2010 and October 31, 2009 and from inception (April 24, 2008) to October 31, 2010 (Unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis	18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

TECHS LOANSTAR, Inc.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	Restated
	October 31, 2010	April 30, 2010

ASSETS

Current Assets
Cash	$12,512	$244
Prepaid assets	266,000	—
Deferred financing costs	4,435	—
Total current assets	282,947	244

Total assets	$282,947	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$210,027	$158,586
Accounts payable and accrued expenses, related parties	711,594	781,258
Notes payable	65,674	62,674
Notes payable, related parties	62,844	51,739
Convertible notes	158,185	150,000
Derivative Liability	142,068	—
Total Liabilities	1,350,392	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 139,902,846 (July) and
43,066,912 (April) outstanding	142,903	43,067
Additional paid in capital	1,473,512	954,112
Deficit accumulated during the development stage	(2,683,860)	(2,201,192)

Total Stockholders' Deficit	(1,067,445)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$282,947	$244

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Restated
					Cumulative
					from inception
	For the three months ended		For the six months ended		(April 24, 2008) to
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010

REVENUE	$ —	$ —	$ —	$ —	$ 5,374

OPERATING EXPENSES:
Salaries	60,000	60,000	120,000	112,500	595,200
Stock compensation	0	—	122,500	—	122,500
Amortization of license	0	25,000	0	50,000	191,663
Impairment of license	—	—	—	—	808,333
Office and general	8,869	2,074	17,689	6,932	197,911
Professional fees & consultants	59,593	9,000	134,491	21,000	288,533

Total Operating Expenses	128,462	96,074	394,680	190,432	2,204,140

LOSS FROM OPERATIONS	(128,462)	(96,074)	(394,680)	(190,432)	(2,198,766)

OTHER INCOME (EXPENSES):
Interest expense	(13,902)	(20,045)	(18,599)	(53,101)	(341,913)
Interest expense, related parties	(1,229)	(292)	(2,321)	(370)	(4,401)
Change in derivative liability	(67,068)	—	(67,068)	—	(67,068)
Gain on debt settlement	—	—	—	—	3,288
Loss of deposit	—	(75,000)	—	(75,000)	(75,000)
Total Other Expenses	(82,199)	(95,336)	(87,988)	(128,471)	(485,094)

LOSS BEFORE INCOME TAXES	(210,661)	(191,410)	(482,668)	(318,903)	(2,683,860)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$ (210,661)	$ (191,410)	$ (482,668)	$ (318,903)	$ (2,683,860)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Basic and diluted weighted average common shares outstanding	$141,155,593	$ 73,002,000	$99,035,990	$ 73,002,000

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH October 31, 2010
RESTATED

							Deficit
							Accumulated
			Common stock to		Additional	Share	During	Total
	Common stock		be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	-	$ -	$ -	$ -	$ -	$ -	$ -

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)	-	40	-	40

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	-	-	36,538	-	-	48,938

Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	-	-	941,074	-	-	946,741

Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	954,112	-	(2,201,192)	(1,204,013)

Common stock issued pursuant to marketing agreements	5,000,000	5,000	-	-	335,000	-	-	340,000

Common stock issued in exchange for accounts payable and accrued liabilities	1,567,370	1,567	-	-	155,170	-	-	156,737

Fair market value for issuance of options to purchase 3,500,000 shares of common stock	-	-	-	-	122,500	-	-	122,500

Common stock issued for dividend	93,268,564	93,269	-	-	(93,269)	-	-	--

Net loss for the six months ended October 31, 2010	-	-	-	-	-	-	(482,668)	(482,668)
	142,902,846	$142,903	$ 0	$ 0	$1,473,512	$ -	$(2,683,860)	$(1,067,445)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Restated
			Period from
	For the Six Months Ended		Inception
			(April 24, 2008) to
	October 31, 2010	October 31, 2009	October 31, 2010
Operating activities:
Net loss	$(482,668)	$(318,903)	$(2,683,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,185	-	8,185
Stock compensation expense	122,500	-	122,500
Amortization of consulting agreement	74,000	-	74,000
Merger costs	-	-	75,000
Amortization of license	-	50,000	191,663
Amortization of debt issuance costs	565	16,210	106,150
Liabilities assumed in reverse merger	-	-	(22,232)
Warrants issued in connection with reverse merger	-	-	71,169
Impairment of license	-	-	808,333
Change in deravitive liability	67,068	-	67,068
Change in operating assets and liabilities:
Other assets	-	76,250	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	68,177	63,470	226,767
Increase in accounts payable and accrued liabilities, related parties	70,336	91,422	410,336
Net cash used in operating activities	(71,837)	(21,551)	(619,921)

Investing activities:
Increase in deferred financing costs	-	(1,585)	(105,585)
License acquisition	-	-	(450,000)
Net cash used in investing activities	-	(1,585)	(555,585)

Financing activities:
Proceeds from sale of common stock	-	-	1,500
Proceeds from issuance of notes payable	3,000	87,700	277,174
Proceeds from issuance of notes payable, related parties	11,105	55,939	74,844
Proceeds from issuance of convertible notes	75,000		853,000
Payments of notes payable	-	-	(1,500)
Payments of notes payable, related parties	-	-	(12,000)
Payment of deferred financing costs	(5,000)		(5,000)
Net cash provided by financing activities	84,105	143,639	1,188,018

Net increase in cash and cash equivalents	12,268	120,503	12,512

Cash and cash equivalents, beginning of period	244		-

Cash and cash equivalents, end of period	$12,512	$120,503	$12,512

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$156,737	$-	$156,737

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

 All options outstanding at October 31, 2010 are fully vested and exercisable. All amounts in the table below have been adjusted for the stock dividend effective July 19, 2010. A summary of outstanding option balances under the EIP and SIP at August 2, 2010 and October 31, 2010 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at April 30, 2010	10,500,000	$0.03667	9.7

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at October 31, 2010	10,500,000	$0.03667	9.7

Warrants

All amounts in the tables below have been adjusted for the stock dividend effective July 19, 2010. A summary of the activity of the Company’s outstanding warrants at April 30, 2010 and October 31, 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2010	7,722,102	0.0782	$0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at October 31, 2010	7,722,102	0.0782	$0.037

NOTE 7 – STOCKHOLDERS EQUITY (continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of October 31, 2010:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$0.00333	.17 years

$0.0561 to $0.1122	6,702,102	0.0897	1.14 years

	7,722,102	$0.0782	1.31 years

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

NOTE 11 – RESTATEMENTS

The Company is restating its financial statements for the period ending April 30, 2010 and for the period from inception (April 24, 2008) to October 31, 2010 include the following:

Reclassification of impairment of license, so as to include such expense in loss from operations Reversing the entry that previously eliminated the historical loss of ZZP in the transaction with ZenZuu Adjusted the Statements of Cash Flows to reflect only the cash portion of the license that was paid

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

The adjustment recorded is reversing the previously recorded elimination of the accumulated deficit of ZZP in the transaction with ZenZuu. This entry was also eliminated from the Statements of Changes in Stockholders’ Equity (Deficit).

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE FROM INCEPTION (APRIL 24, 2008) TO OCTOBER 31, 2010

	Originally Reported		Adjustments	Restated
Revenue	$5,374	$		$5,374
Total operating expenses	1,395,807		808,333	2,204,140
Loss from operations	(1,390433)		(808,333)	(2,198,766)
Total other expenses	1,293,427		(808,333)	402,895
Net Loss	$(2,683,860)		$-	$(2,683,860)

The adjustment recorded reclassifies the impairment of license expense of $808,333 from other expenses to operating expenses, and accordingly is now included in loss from operations.

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION (APRIL 24, 2008) TO OCTOBER 31, 2010

	Originally Reported		Adjustments	Restated
Net cash used in operating activities	$(69,921)		$(550,000)	$(619,921)
Net cash used in investing activities	(1,105,585)		550,000	(555,585)
Net cash provided by financing activities	1,188,018		-	1,188,018
Net increase in cash and cash equivalents	12,512		-	12,512
Cash and cash equivalents, beginning of period	-		-	-
Cash and cash equivalents, end of period	$12,512	$		$12,512

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

The Company did not generate any revenue during the three and six months ended October 31, 2010 and 2009, and has generated only nominal revenue since inception. Total operating expenses for the three and six months ending October 31, 2010 and were $128,462 and $394,680 respectively, and for the three and six months ended October 31, 2009 operating expenses were $96,074 and $190,432. Total other expenses for the three and six months ended October 31, 2010 were $82,199 and $87,988 and for 2009 $95,336 and $128,471 respectively, resulting in a net loss for the three and six months ended October 31, 2010 of $210,661 and $482,668 and for the three and six months ended October 31, 209 the net loss was $191,410 and $318,903 respectively..

Revenues from inception have been $5,374. Total operating expenses since inception of $2,204,140 and other expenses of $485,094 have resulted in losses since inception of $2,683,860.

Operating expenses for the three and six months ended October 31, 2010 and 2009 are comprised of:

	For the three months ended October 31,		For the six months ended October 31,
	2010	2009	2010	2009
Salaries	$60,000	$60,000	$120,000	$112,500
Stock compensation expense	-	25,000	122,500	-
Amortization of license	-	25,000	-	50,000
General and administrative	8,869	2,074	17,689	6,932
Professional fees and consultants	59,593	9,000	134,491	21,000
Total	$128,462	$96,074	$394,680	$190,432

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at October 31, 2010, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, had not been remediated as of October 31, 2010.

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