Form 10-Q/A
period 2011-01-31
TECHS LOANSTAR, INC.
filed 2011-06-20
CIK 1397795

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

Techs Loanstar, Inc.,(the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the Period Ended January 31, 2011 filed with the Securities and Exchange Commission on March 17, 2011, to include the information required by Item 307 relating to management’s evaluation of the effectiveness of our disclosure controls and procedures, as well as some reclassifications for the Period From Inception (April 24, 2008) to January 31, 2011 within our Statements of Operations, Statements of Changes in Stockholders’ Deficit and Statements of Cash Flows.

This Amendment does not reflect events occurring after the original filing except as noted above.  Except for the foregoing Amended information, this form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TECHS LOANSTAR, Inc.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	Restated
	January 31, 2011	April 30, 2010

ASSETS

Current Assets
Cash	$13	$244
Prepaid assets	177,332	—
Deferred financing costs	2,750	—
Total current assets	180,095	244

Total assets	$180,095	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$215,530	$158,586
Accounts payable and accrued expenses, related parties	750,371	781,258
Notes payable	66,674	62,674
Notes payable, related parties	75,029	51,739
Convertible notes, net of discount	183,741	150,000
Derivative Liability	47,364	—
Total Liabilities	1,338,709	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 142,902,846 (January) and
43,066,912 (April) outstanding	142,903	43,067
Additional paid in capital	1,473,512	954,112
Deficit accumulated during the development stage	(2,775,029)	(2,201,192)

Total Stockholders' Deficit	(1,158,614)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$180,095	$244

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Restated
					Cumulative
					from inception
	For the three months ended		For the nine months ended		(April 24, 2008) to
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011

REVENUE	$—	$—	$—	$—	$5,374

OPERATING EXPENSES:
Salaries	60,000	60,000	180,000	172,500	655,200
Stock compensation	0		122,500		122,500
Amortization of license	0	25,000	0	75,000	191,663
Impairment of license	0		—		808,333
Office and general	1,774	2,993	19,463	11,925	199,685
Professional fees & consultants	89,170	9,000	223,661	28,000	377,703

Total Operating Expenses	150,944	96,993	545,624	287,425	2,355,084

LOSS FROM OPERATIONS	(150,944)	(96,993)	(545,624)	(287,425)	(2,349,710)

OTHER INCOME (EXPENSES):
Interest expense	(33,481)	(19,785)	(52,080)	(72,886)	(375,394)
Interest expense, related parties	(1,448)	(4,250)	(3,769)	(4,620)	(5,849)
Change in derivative liability	94,704		27,636		27,636
Gain on debt settlement	0		—		3,288
Loss of deposit	0	—	—	(75,000)	(75,000)
Total Other Income (Expenses)	59,775	(24,035)	(28,213)	(152,506)	(425,319)

LOSS BEFORE INCOME TAXES	(91,169)	(121,029)	(573,837)	(439,931)	(2,775,029)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$(91,169)	$(121,029)	$(573,837)	$(439,931)	$(2,775,029)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	142,902,846	73,002,000	113,711,448	73,002,000

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH JANUARY 31, 2010
RESTATED

							Deficit
							Accumulated
			Common stock to		Additional	Share	During	Total
	Common stock		be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)	-	40	-	40

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	-	-	36,538	-	-	48,938

Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	-	-	941,074	-	-	946,741

Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	954,112	-	(2,201,192)	(1,204,013)

Common stock issued pursuant to marketing agreements	5,000,000	5,000	-	-	335,000	-	-	340,000

Common stock issued in exchange for accounts payable and accrued liabilities	1,567,370	1,567	-	-	155,170	-	-	156,737

Fair market value for issuance of options to purchase 3,500,000 shares of common stock	-	-	-	-	122,500	-	-	122,500

Common stock issued for dividend	93,268,564	93,269	-	-	(93,269)	-	-	-

Net loss for the six months ended October 31, 2010	-	-	-	-	-	-	(573,837)	(573,837)
	142,902,846	$ 142,903	$ 0	$ 0	$ 1,473,512	$ -	$(2,775,029)	$ (1,158,614)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
			Inception
	For the Nine Months Ended		(April 24, 2008) to
	January 31, 2011	January 31, 2010	January 31, 2011
Operating activities:
Net loss	$(573,837)	$(439,931)	$(2,775,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	33,741	-	33,741
Stock compensation expense	122,500	-	122,500
Amortization of consulting agreement	162,668	-	162,668
Merger costs	-	-	75,000
Amortization of license	-	75,000	191,663
Amortization of debt issuance costs	2,250	16,210	107,835
Liabilities assumed in reverse merger	-	-	(22,232)
Warrants issued in connection with reverse merger	-	-	71,169
Impairment of license	-	-	808,333
Change in deravitive liability	(27,636)	-	(27,636)
Change in operating assets and liabilities:
Other assets	-	76,250	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	73,680	66,996	232,270
Increase in accounts payable and accrued liabilities, related parties	109,113	76,082	449,113
Net cash used in operating activities	(97,521)	(129,394)	(645,605)

Investing activities:
Increase in deferred financing costs	-		(104,000)
License acquisition	-	-	(450,000)
Net cash used in investing activities	-	0	(554,000)

Financing activities:
Proceeds from sale of common stock	-	40	1,500
Proceeds from issuance of notes payable	4,000	87,700	278,174
Proceeds from issuance of notes payable, related parties	23,290	55,939	87,029
Proceeds from issuance of convertible notes	75,000		853,000
Payments of notes payable	-	(1,500)	(1,500)
Payments of notes payable, related parties	-	(6,000)	(12,000)
Payment of deferred financing costs	(5,000)	(1,585)	(6,585)
Net cash provided by financing activities	97,290	134,594	1,199,618

Net increase in cash and cash equivalents	(231)	5,200	13
Cash and cash equivalents, beginning of period	244		-

Cash and cash equivalents, end of period	$13	$5,200	$13

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,050	$-	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes
and accrued interest	$946,741	$-	$946,741

Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$156,737	$-	$156,737

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE (continued)

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

NOTE 7 – STOCKHOLDERS EQUITY (continued)

All options outstanding at January 31, 2011 are fully vested and exercisable.  All amounts in the table below have been adjusted for the stock dividend effective July 19, 2010.  A summary of outstanding option balances under the EIP and SIP at April 1, 2010 and January 31, 2011 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at April 30, 2010	-	$-	$-

Granted	10,500,000	0.03667	10.0
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at January 31, 2011	10,500,000	$0.03667	$9.4

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

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of January 31, 2011:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$0.00333	.14 years

$0.0561 to $0.1122	6,702,102	0.0897	1.02 years

	7,722,102	$0.0782	1.06 years

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

NOTE 11 – RESTATEMENTS

The Company is restating its financial statements for the period ending April 30, 2010 and for the period from inception (April 24, 2008) to January 31, 2011 include the following:

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

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE FROM INCEPTION (APRIL 24, 2008) TO JANUARY 31, 2011

	Originally Reported	Adjustments	Restated
Revenue	$5,374	$-	$5,374
Total operating expenses	1,546,751	808,333	2,355,084
Loss from operations	(1,541,377)	(808,333)	(2,349,710)
Total other expenses	1,233,652	(808,333)	425,319
Net Loss	$(2,775,029)	$-	$(2,775,029)

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