Form 10-K/A
period 2010-04-30
TECHS LOANSTAR, INC.
filed 2011-08-01
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

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

Yes      . No      . (Not required by smaller reporting companies)

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

EXPLANATORY NOTE

Techs Loanstar, Inc.,(the “Company”), is filing this Amendment No. 2 to its Annual Report on Form 10-K/A Amedmet No.1 for the Year Ended April 30, 2010 filed with the Securities and Exchange Commission on June 17, 2011, to amend Item 9(a) regarding controls and procedures as well as theReport of Independent Registered Accounting Firm has been restated to properly reflect the financial statements contained in this Amended Form 10-K/A.

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

Operating expenses for the eleven months ended April 30, 2010 and for the year ended May 31, 2009 are comprised of:

	2010	2009
Salaries	$220,000	$200,623
Amortization of license	91,663	100,000
Impairment of license	808,333	-
General and administrative costs	17, 108	138,371
Professional fees	25,750	142,542

Total	$1,162,854	$581,536

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

ITEM 9A(T) - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO has concluded that as of April 30, 2010, disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

(5)

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

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Techs Loanstar, Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 28, 2010).
99.2	Techs Loanstar, Inc 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 28, 2010).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Techs Loanstar has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on August 1, 2011.

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

Board of Directors

Techs Loanstar Inc..

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the revised balance sheet of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2010 and May 31, 2009 and the related revised statements of operations, stockholders’ equity and cash flows for the 11 months ending April 30, 2010 and the year ending May 31, 2009 and from date of inception (April 24, 2008) to April 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

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

/s/ R.R. Hawkins & Associates International, a PC

August 12, 2010

Los Angeles, CA

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

•

Reversing the entry that previously eliminated the historical loss of ZZP in the transaction with ZenZuu

•

Adjusted the Statements of Cash Flows to reflect only the cash portion of the license that was paid

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

APRIL 30, 2010

	Originally Reported		Adjustments	Restated
Total Assets	$244	$		$244

Total Liabilities	$1,204,257	$		$1,204,257

Stockholders’ Deficit
Common stock	$43,067	$		$43,067
Additional paid in capital	150,659		803,453	954,112
Deficit	(1,397,739)		(803,453)	(2,201,192)
Total stockholders’ deficit	(1,204,013)			(1,204,213)
Total Liabilities and Stockholders’ Deficit	$244		$-	$244

The adjustment recorded is reversing the previously recorded elimination of the accumulated deficit of ZZP in the transaction with ZenZuu.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2010

NOTE 12 RESTATEMENTS (CONTINUED)

TECHS LOANSTAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE ELEVEN MONTHS ENDED APRIL 30, 2010

	Originally Reported		Adjustments	Restated
Revenue	$-	$		$-
Total operating expenses	354,521		808,333	1,162,854
Loss from operations	(354,521)		(808,333)	(1,162,854)
Total other expenses	1,043,218		(803,333)	234,885
Net Loss	$(1,397,739)		$-	$(1,397,739)
Basic and diluted net loss per common share	$(0.05)		$-	$(0.05)

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