Form 10-K
period 2011-04-30
TECHS LOANSTAR, INC.
filed 2011-08-09
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 X . ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes o Nox  x (Not required by smaller reporting companies)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

State issuer's revenues for its most recent fiscal year. $0.0

As of October 31, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $6,977,000.

As of August 8, 2011, there were 342,095,843 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

References in this Report to "Techs Loanstar," "Registrant," "we," "our," "us," and the "Company" refer to Techs Loanstar, Inc. Techs Loanstar was incorporated in the State of Nevada as a for-profit company on April 7, 2006.  We were initially formed to enter into the loan management services industry.

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

If we do not obtain and grow a critical mass of advertisers, the value of our services could be adversely affected.

Our success depends, in large part, on obtaining a critical mass of advertisers.  Advertisers will generally seek the most competitive return on investment from advertising and marketing services.  Advertisers may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers. We have been unable to obtain any advertisers

If we are unable to expand the number of users to our website and generate sufficient revenues from Internet advertising, investments in this Company may be jeopardized.

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

We currently have $213,500 of convertible debt on our balance sheet that has terms that include issuing our common stock at up to a forty five percent (45%) discount to the market price of our common stock upon its conversion. This will cause significant dilution to our existing shareholders. Additionally other current obligations may be settled by the issuance of common stock which will cause dilution to our shareholders.

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

An investment in the Company may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of aged debt and convertible debt.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - MARKET FOR REGISTRANTS COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our authorized capital stock consists of 900,000,000 common shares, par value $0.001 per share (“Common Stock”). Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of July 29, 2011, the Company have 342,095,843 shares of Common Stock issued and outstanding and had 127 active shareholders of record. We have not paid cash dividends and as of April 30, 2011 we have outstanding options to purchase 10,500,000 shares of common stock at an exercise price of $0.03667 per share and 7,722,102 outstanding warrants to purchase 7,722,102 shares of common stock at an average exercise price of $0.078 per share.

On July 19, 2010, we paid a stock dividend of two shares for each share of Common Stock owned as of the record date of July 16, 2010.

Techs Loanstar's ticker symbol for its shares of common stock quoted on the Over-the-Counter Quotation Board is "TCLN". For the period indicated, the following table sets forth the high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2011	High ($)	Low ($)
Fourth Quarter	.0069	.0011
Third Quarter	.0104	.0033
Second Quarter	.045	.0099
First Quarter	.1633	.0283

Fiscal Year 2010	High ($)	Low ($)
Fourth Quarter	.14	.083
Third Quarter	---	---
Second Quarter	---	---
First Quarter	---	---

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of April 30, 2011, including options available for future issuance under our 2010 Equity Incentive Plan approve by our security holders effective January 29, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,500,000	$0.0367	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	10,500,000	$0.0367	-0-

Recent Sales of Unregistered Equity Securities

On June 25, 2010 the Company issued 2,000,000 shares of common stock pursuant to a marketing agreement. The shares were issued form the 2010 Equity Incentive Plan (“EIP”). The Company valued the shares at $0.11 per share ($220,000) based on the market value of the common stock on the date of the agreement.

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

In March 2011 the Company issued 11,354,167 shares f common stock in exchange for the conversion of $11,500 of convertible at an average price of approximately $0.001013 per share.

In April 2011, the Company issued 28,333,333 shares of common stock in payment of $35,000 of accounts payable.  The shares were valued at approximately $0.00124 per share.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated there under. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

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

Our auditor's report on our April 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. If our officers and directors are unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.  See "April 30, 2011 Audited Financial Statements - Auditors Report."

As of April 30, 2011, we had $408 cash on hand and in the bank.  Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the development of our website and marketing campaign and to offset legal and accounting fees - by additional equity financing, or debt financing.  This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

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

The Company did not generate any revenue during the fiscal year ended April 30, 2011 and has generated only nominal revenue since inception. Total operating expenses for the fiscal year ending April 30, 2011 were $696,094 and total other expenses were $134,267 resulting in a net loss for the fiscal year of $830,361.

Operating expenses for the year ended April 30, 2011 and the eleven months ended April 30, 2010 are comprised of:

	2011	2010

Salaries	$240,000	$220,000
Amortization of license	-	91,663
Impairment of license	-	808,333
Stock compensation	122,500	-
General and administrative costs	78,334	17,108
Professional fees and consultants	255,260	25,750

Total	$696,094	$1,162,854

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

On June 25, 2010 the Company granted options to purchase 3,500,000 shares of common stock of the Company under the 2010 Equity Incentive Plan (“EIP”). The options have an exercise price of $0.11 per share and expire on June 25, 2020.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 1,129,032 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 752,688 shares of common stock.  The Company valued all of the options at $0.035 per share, based upon the Black Scholes formula, and accordingly has included $122,500 as stock compensation expense for the year ended April 30, 2011.

Included in professional fees and consulting expense is $251,334 related to a one year marketing agreement the Company entered into on June 25, 2010 with a consultant to advise and assist the Company in developing and implementing appropriate marketing plans and materials for presenting the Company and its business plans, strategy and personnel; and assist and advise the Company with respect to its marketing strategies and introducing the Company to strategic synergistic marketing firms. Pursuant to the terms of the agreement, the Company issued 2 million shares of common stock to the consultant.  The shares were issued form the 2010 EIP.  The Company valued the shares at $220,000 based on the market value of the common stock on the date of the agreement.   On September 27, 2010 the Company amended and extended the agreement for an additional six months.  Pursuant to the terms of the amendment, the Company issued 3 million shares of common stock to the consultant.  The shares were issued from the 2010 Stock Incentive Plan (“SIP”).  The Company valued the shares at $120,000 based on the market value of the common stock on the date of the amendment.  The Company is amortizing $340,000 (the entire value of the agreement and the amendment) over the 18 month term of the amended agreement.  Accordingly the Company has expensed $251,334 for the year ended April 30, 2011.

We have signed a license agreement with ZZI whereby we acquired, for a license fee of $1,000,000, an exclusive 10-year license to use ZZI’s social network database and advertising revenue-sharing model in the United States.  Initially, the Company was amortizing the license over its 10 year life.  Since the Company has not been able to generate any significant revenue, as of April 30, 2010 the Company evaluated the recoverability of the cost of license. Our evaluation was based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate.  When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value.  We apply our best judgment in our determination.  As of April 30, 2010 management has determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly has included an impairment charge of $808,333 in operating expenses for the period ending April 30, 2010.  Also included in other expenses for the period ended April 30, 2010 is $75,000 as a result form the Company forfeiting a deposit on a previous transaction that did not close per the terms of an agreement.

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

Internet advertising has grown exponentially over the last several years.  In recent years, the focus of internet usage has gone increasingly local; every day millions of people look online for restaurants, florists, nightclubs, doctors and house repairs (the list is endless) in their area.  This has in turn attracted the attention of local merchants throughout the United States to use the internet to attempt to attract these people to their place of business.  Update

Based on the number of members of ZenZuu social network who reside in the United States, we plan to attract national, as well as local, advertisers.  Our revenues will be driven by local advertisers as they pay for placing “banners,” displays of links and key search words (together constituting “advertising revenues”).  Members are motivated to generate advertising revenues and will be paid by a fifteen percent (15%) commission on such revenue.  Members can get local businesses to advertise within the ZenZuu community to local members through the use of banner ads that will be displayed 24 hours a day.  Twenty-five percent (25%) of all net local advertising revenues will be paid to ZZI pursuant to the license agreement.  A significant portion of the revenue distributed to ZZI will in turn be distributed to its membership base, which in turn will allow them to generate more membership and give our advertising clients more exposure, thereby increasing our ability to obtain advertising clients.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July, 14, 2010, the Board of Directors of the Registrant dismissed Seale and Beers, CPA’s as its independent accountant.  On the same date the accounting firm of R.R. Hawkins and Associates International, a PC (“RR Hawkins”) was engaged as the Registrant's new independent registered public accounting firm. The Board of Directors of the Registrant approved the dismissal of Seale and Beers, CPAs and the engagement of RR Hawkins as its independent auditor.

During the Registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with RR Hawkins whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RR Hawkins’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

ITEM 9A(T) - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO has concluded that as of April 30, 2011, disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

As of April 30, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such  internal  controls  and  procedures  were  not  effective  to  detect  the inappropriate  application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters  involving  internal  controls  and  procedures  that the  Company's management  considered  to be material  weaknesses  under the  standards of the Public Company Accounting  Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside  directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and  procedures;  (2) inadequate segregation of duties consistent with control objectives;  and (3)ineffective controls  over period end financial disclosure  and  reporting  processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2011.

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

There have been no significant changes in our internal control over financial reporting that occurred during the year ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Henry Fong	75	President, Chief Executive Officer
319 Clematis Street		and Chairman of the Board of
West Palm Beach, FL. 33401		Directors

Barry Hollander	54	Chief Financial Officer, Secretary
319 Clematis Street		Director
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

Mr. Hollander has been the Chief financial officer of ZZUSA since its inception.  Mr. Hollander has been the Chief Financial officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA. Mr. Hollander is the sole Director, president and chief financial officer of Mint Capital, Inc. (“Mint”), a blank check shell company. Mint is seeking to merge with a target company. Mint filed a Form 10 registration statement which went effective in January 2010. Mr. Hollander is an affiliate (greater than 10% shareholder) of PBIC.  Mr. Hollander has been the Acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company since January 2007.  Prior to becoming the Acting CEO of FastFunds, Mr. Hollander had been a financial consultant to FastFunds.  Mr. Hollander has been the chief financial officer of China Nuvo Solar Energy, Inc. a publicly traded company since May 2002.  Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

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

CODE OF ETHICS

As of April 30, 2011, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending April 30, 2011; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended April 30, 2011 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Nonequity incentive plan	All other compensation	Total

Henry Fong Chief Executive Officer & President	2011 2010 2009	$120,000 $40,000 -	- - -	- - -	$39,516 - -	- - -	- - -	$159,516 $40,000 -

Barry S. Hollander, Chief Financial Officer	2011 2010 2009	$120,000 $83,117 $87,500	- - -	- - -	$26,344 - -	- - -	- - -	$146,344 $83,117 $87,500

Gary Pizzacalla President, Secretary, Treasurer, Chief Financial Officer	2010 2009	- -	- -	- -	- -	- -	- -	- -

ZZPartners, Inc. (the predecessor to ZenZuu USA, Inc.) had month-to-month arrangements with Barry Hollander for his management services, whereby it paid Mr. Hollander $12,500 monthly thru May 31, 2009 and $10,000 monthly thereafter for his services as Chief Financial Officer, paid as cash flow permits.  During the years ended April 30, 2011, 2010 and 2009 Mr. Hollander received cash compensation of $71,456, $83,117 and $87,500 respectively.  Additionally, Mr. Hollander in July 2010 converted $80,000 of accrued and unpaid fees to 800,000 shares of restricted common stock.  The shares were valued at $0.10 per share (the market value of the common stock at that time).  At April 30, 2011 the company had accrued and unpaid fees of $82,926 due Mr. Hollander.

Effective June 1, 2009 the Company agreed to compensate Mr. Fong $10,000 per month, paid as cash flow permits. During the year ended April 30, 2011 and 2010, Mr. Fong received $36,045 and $40,000 respectively in cash compensation.  Mr. Fong in July 2010 converted $60,000 of accrued and unpaid fees to 600,000 shares of restricted common stock.  The shares were valued at $0.10 per share (the market value of the common stock at that time). The Company had accrued and unpaid fees of $93,955due Mr. Fong as of April 30, 2011.

On June 25, 2010 the Company granted options to purchase 10,500,000 shares of common stock of the Company under the 2010 EIP. The options have an exercise price of $0.0367 per share and expire on June 25, 2020.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 3,387,096 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 2,258,064 shares of common stock.  The Company valued the options at $0.035 per share, based upon the Black Scholes formula, and accordingly has included $39,516 and $26,344 as option awards in the above table for Mr. Fong and Mr. Hollander, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of the named executive officers as of April 30, 2011.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	3,387,096	-	$0.0367	6/25/2020
Barry S. Hollander	2,138,064	-	0.0367	6/25/2020

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2011, certain  information as to shares of our common stock owned by (i) each person known by us to  beneficially own more than 5% of our  outstanding  common stock,  (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT (1)

Henry Fong 319 Clematis Street - Suite 703 West Palm Beach, FL 33401	8,767,958 (2)	2.6%

Barry Hollander 319 Clematis Street - Suite 703 West Palm Beach, FL 33401	30,166,771(3)	8.8%

Tu Vu 2116 Cluster Branch Court Longwood, FL 32779	40,486,029(4)	11.7%

Wayne Mills 2175 Tamarack Drive Long Lake, MN. 55356	18,993,618(5)	5.6%

Gulfstream 1998 Irrevocable Trust 7315 East Peakview Avenue Centennial, CO. 80111	23,464,574	6.9%

Fountainhead Capital Management Limited Portman House, Hue Street St. Helier, JE4 5RP	22,722,758	6.6%

People Benevolence Star Trust 2116 Cluster Branch Court Longwood, FL 32779	29,879,679	8.7%

All Executive Officers and Directors as a Group (2 persons)	38,934,729(2,3)	11.2%

(1)

Based on 342,095,843 shares of common stock outstanding.

(2)

Includes 4,617,111 shares held by Flagler Capital Partners, LLC, of which Mr. Fong is a managing member, 763,751 shares held by Gulfstream Financial Partners, LLC., and an option to purchase 3,387,096 shares of common stock at an exercise price of $0.03667 per share. Mr. Fong has been the Chief Executive Officer and a director of the Company since its inception.

(3)

Includes 33,316,714 shares held by Venture Equity, LLC. of which Mr. Hollander is a managing member and an option to purchase 2,258,064 shares of common stock at an exercise price of $0.03667 per share. Mr. Hollander has been the Chief Financial Officer of the Company since its inception.

(4)

Includes (a) 6,016,044 shares held by Marcus Family Trust, for which Mr. Vu is the trustee, (b) 29,879,679 shares held by People Benevolence Star Trust, of which Mr. Vu is the trustee,(c) 1,203,210 shares Mr. Vu owns and (d) an option to purchase 3,387,096 shares of common stock at an exercise price of $0.03667 per share.

(5)

Includes an option to acquire 225,810 shares of common stock at an exercise price of $0.0367 per share and a warrant to purchase 1,134,102 shares of common stock at an exercise price of $0.0561 per share.

ITEM  13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2011, the President and Chief Financial Officer or their affiliates are owed from the Company $35,489 and $16,250, respectively, for loans and advances made to the Company.  These amounts are unsecured, non-interest bearing, without specific terms of repayment and are recorded on the balance sheet as Notes payable, related parties.  Additionally, the following amounts comprise Accounts payable and accrued expenses related parties as of April 30, 2011 and 2010:

	2011	2010

Accrued salaries	$213,681	$221,182
Unpaid license fee	550,000	550,000
Accrued interest and other	28,066	10,076

Total	$791,747	$781,258

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended April 30, 2011 and 2010, we incurred approximately $8,000 and $7,500 respectively in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal years ended April 30, 2011 and 2010.  For review of our financial statements for the quarters ended in fiscal year April 30, 2011 and 2010 we incurred approximately $7,500 and $4,500 respectively in fees to our principal independent accountants for professional services.

During the fiscal years ended April 30, 2011 and 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Techs Loanstar has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on August 8, 2011.

TECHS LOANSTAR, INC.

By: /s/ Henry Fong

Name:  Henry Fong

Title: President, Secretary and Chairman of

the Board

(Principal Executive Officer)

By: /s/ Barry Hollander

Name:  Barry Hollander

Title: Chief Financial Officer, Secretary

and Director

(Principal Financial Officer)

TECHS LOANSTAR, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2011

(Audited)

F-1

Board of Directors

Techs Loanstar Inc.

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Techs Loanstar, Inc. (A Development Stage Company) as of April 30, 2011 and 2010,  the related statements of operations, stockholders’ equity and cash flows for the year ending April 30, 2011, for the eleven months ended April 30, 2010,  and from date of inception (April 24, 2008) to April 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techs Loanstar, Inc.(A Development Stage Company)  as of April 30, 2011 and 2010, the results of operations, stockholders’ equity and its cash flows for the year ended April 30, 2011, for the eleven months ended April 30, 2010 and from date of inception (April 24, 2008) to April 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

August 9, 2011

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

		Restated
	April 30, 2011	April 30, 2010

ASSETS

Current Assets
Cash	$408	$244
Prepaid assets	88,666	—
Deferred financing costs	1,065	—
Total current assets	90,139	244

Total assets	$90,139	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$186,752	$158,586
Accounts payable and accrued expenses, related parties	791,747	781,258
Notes payable	66,674	62,674
Notes payable, related parties	97,179	51,739
Convertible notes, net of discount	200,970	150,000
Derivative Liability	115,455	—
Total Liabilities	1,458,777	1,204,257

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000
shares authorized and 182,590,346 (2011) and
43,066,912 (2010) outstanding	182,590	43,067
Additional paid in capital	1,480,325	954,112
Deficit accumulated during the development stage	(3,031,553)	(2,201,192)

Total Stockholders' Deficit	(1,368,638)	(1,204,013)

Total Liabilities and Stockholders' Deficit	$90,139	$244

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Restated
			Cumulative
	For the	For the	from inception
	year ended	eleven months ended	(April 24, 2008) to
	April 30, 2011	April 30, 2010	April 30, 2011

REVENUE	$—	$—	$5,374

OPERATING EXPENSES:
Salaries	240,000	220,000	715,200
Stock compensation	122,500		122,500
Amortization of license	—	91,663	191,663
Impairment of license	—	808,333	808,333
Office and general	21,267	17,108	201,489
Professional fees & consultants	312,327	25,750	466,369

Total Operating Expenses	696,094	1,162,854	2,505,554

LOSS FROM OPERATIONS	(696,094)	(1,162,854)	(2,500,180)

OTHER INCOME (EXPENSES):
Interest expense	(88,436)	(161,166)	(411,750)
Interest expense, related parties	(5,376)	(2,007)	(7,456)
Change in derivative liability	(40,455)		(40,455)
Gain on debt settlement	—	3,288	3,288
Loss of deposit	—	(75,000)	(75,000)
Total Other Income (Expenses)	(134,267)	(234,885)	(531,373)

LOSS BEFORE INCOME TAXES	(830,361)	(1,397,739)	(3,031,553)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(830,361)	$(1,397,739)	$(3,031,553)

Basic and diluted net loss
per common share	$(0.01)	$(0.03)

Basic and diluted weighted average
common shares outstanding	122,528,163	81,902,671

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH April 30, 2011

							Deficit
							Accumulated
			Common stock		Additional	Share	During	Total
	Common stock		to be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit

Balance April 24, 2008	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322

Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)

Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138

Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)

Sale of common stock	666,000	666	(666,000)	(666)	-	40	-	40

Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	-	-	36,538	-	-	48,938

Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	-	-	941,074	-	-	946,741

Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	0	0	954,112	-	(2,201,192)	(1,204,013)

Common stock issued pursuant to marketing agreements	5,000,000	5,000	-	-	335,000	-	-	340,000

Common stock issued in exchange for accounts payable and accrued liabilities	29,900,703	29,901	-	-	161,837	-	-	191,738

Fair market value for issuance of options to purchase 3,500,000 shares of common stock	-	-	-	-	122,500	-	-	122,500

Common stock issued for dividend	93,268,564	93,269	-	-	(93,269)	-	-	-

Common stock issued for conversion of debentures payable	11,354,167	11,354	-	-	146	-	-	11,500

Net loss for the year ended April 30, 2011	-	-	-	-	-	-	(830,361)	(830,361)
	182,590,346	$182,590	0	$ 0	$1,480,325	$ -	$ (3,031,553)	$(1,368,638)

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Restated
		For the	Period from
	For the	eleven months	Inception
	year ended	ended	(April 24, 2008) to
	April 30, 2011	April 30, 2010	April 30, 2011
Operating activities:
Net loss	$(830,361)	$(1,397,739)	$(3,031,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	62,470	-	62,470
Stock compensation expense	122,500	-	122,500
Amortization of consulting agreement	251,334	-	251,334
Merger costs	-	75,000	75,000
Amortization of license	-	91,663	191,663
Amortization of debt issuance costs	3,935	8,085	109,520
Liabilities assumed in reverse merger	-	(22,232)	(22,232)
Warrants issued in connection with reverse merger	-	71,169	71,169
Impairment of license	-	808,333	808,333
Change in deravitive liability	40,455	-	40,455
Change in operating assets and liabilities:
Other assets	-	0	(75,000)
Increase (decrease) in accounts payable and accrued liabilities	79,902	(15,977)	238,492
Increase in accounts payable and accrued liabilities, related parties	150,489	194,048	490,489
Net cash used in operating activities	(119,276)	(187,650)	(667,360)

Investing activities:
Increase in deferred financing costs	-	(1,585)	(104,000)
License acquisition	-	-	(450,000)
Net cash used in investing activities	-	0	(554,000)

Financing activities:
Proceeds from sale of common stock	-	40	1,500
Proceeds from issuance of notes payable	4,000	89,200	278,174
Proceeds from issuance of notes payable, related parties	45,440	63,739	109,179
Proceeds from issuance of convertible notes	75,000	50,000	853,000
Payments of notes payable	-	(1,500)	(1,500)
Payments of notes payable, related parties	-	(12,000)	(12,000)
Payment of deferred financing costs	(5,000)	(1,585)	(6,585)
Net cash provided by financing activities	119,440	187,894	1,221,768

Net increase in cash and cash equivalents	164	244	408

Cash and cash equivalents, beginning of period	244		-

Cash and cash equivalents, end of period	$408	$244	$408

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$1,050	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for convertible notes,
debentures and accrued interest	$11,500	$946,741	$958,241

Fair value of common stock issued for accounts payable and
accrued expenses, including $140,000 for related parties	$191,738	$-	$191,738

The accompanying notes are an integral part of these financial statements.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

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

April 30, 2011

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

On September 15, 2010 the Company formed a new wholly owned subsidiary, Contest Partners, Inc., (“CPI”) a Colorado Corporation.  CPI was formed to develop and promote on line contests for the Company as well as for third parties.  The Company announced in September that its first contest “Sexy and the Cyber Slam,” (“the contest”) was planned to launch in October 2010. The Company engaged a marketing firm to assist in the launch of this initial contest.  Once completed, their marketing efforts were to include a grass roots marketing campaign, email campaigns, casting call type initiatives and radio print and online advertising programs.  These campaigns and live events, which were designed to allow contestants to enter and submit their pictures and videos, never began nor were held.  Although the Company compensated the marketing firm $4,000, on October 28th, 2010, the marketing firm resigned from the engagement.

On April 25, 2011 the Company announced plans to acquire Q'uture Inc. ("Q'uture"). Q'uture, a Nevada Corporation, based in Florida, is in the business of developing standards in measurement of clinical performance. The parties have executed a non-binding Letter of Intent ("LOI") and are moving toward the signing of a definitive agreement (the "Agreement"). Pursuant to the terms of the LOI, Techs would acquire one hundred percent of the outstanding common stock of Q'uture. Closing of the transaction is subject to customary conditions including, among other things, the negotiation and execution of definitive agreements as well as the approval of both companies' board of directors and any necessary stockholder or regulatory approval.

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending April 30, 2011 and 2010, as the impact of the potential common shares would be antidilutive and decrease loss per share.  Therefore, diluted loss per share presented for the periods ended April 30 2011 and 2010 is equal to basic loss per share.

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material consolidation on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASB Accounting Standards Codification to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 4 - LICENSING AGREEMENT

On May 21, 2008, ZZP signed a license agreement with ZenZuu, Inc. (“ZZI”), a Nevada corporation, whereby the Company acquired the exclusive United States rights to ZZI’s online social database and advertising revenue-share model. This license agreement includes the rights to use all applicable copyrights, trademarks and related technology obtained or in connection with the online social network database and advertising revenue-sharing model. As consideration for this license, the Company is required to pay a total aggregate license fee of $1,000,000 and a monthly royalty of 25% of our net local advertising revenue received.   The term of the license is for 10 years, and is automatically renewable for successive ten year terms under the same terms and conditions.  As of April 30, 2011, the Company owes $550,000 (included in the liabilities assumed) and ZZI has agreed to accept future payments from the Company remitting twenty percent (20%) of month end cash available from operations.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At April 30, 2011, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below. The carrying value of cash and cash equivalents, employee advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments pursuant to ASC 825.

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS(continued)

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

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE (continued)

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

In August and October 2010, the Company entered into two separate note agreements with an institutional investor for the issuance of two convertible promissory notes in the amounts of $35,000 (the August Note”) and $40,000 (the October Note”), respectively, for a total at October 31, 2010 of $75,000 in principal outstanding (together the “2010 Convertible Notes”).  Among other terms, each of the Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the 2010 Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2010 Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option prepay the October Note and must maintain sufficient authorized shares reserved for issuance under the 2010 Convertible Notes.

We received net proceeds of $70,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes, and accordingly $3,935 has been expensed as debt issuance costs (included in interest expense) during the year ended April 30, 2011.

We have determined that the conversion feature of the 2010 Convertible Notes represents an embedded derivative since the 2010 Convertible Notes are convertible into a variable number of shares upon conversion.  Accordingly, the 2010 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010 Convertible Notes.  Such discount will be accreted from the date of issuance to the maturity dates of the 2010 Convertible Notes.  The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2010 Convertible Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $64,937 for a derivative liability initial balance of $139,936.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE (continued)

The fair value of the 2010 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
8/23/10	$64,167	9 months	$0.012	$0.035	86%	4.72%
10/29/10	$75,770	9 months	$0.00635	$0.012	71%	4.72%

During the quarter ended April 30, 2011 the investor converted $11,500 in exchange for 11,354,167 shares of common stock at an average exchange price of approximately $0.001013 per share.  At April 30, 2011, the Company revalued the derivative liability balance of $63,500 representing the outstanding balance of the 2010 Convertible Notes.  For the period from their issuance to April 30, 2011, the Company increased the derivative liability of $75,000 by $40,455 resulting in a derivative liability balance of $115,455 at April 30, 2011.

The fair value of the 2010 Convertible Notes was calculated at April 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$115,455	9 months	$0.00055	251%	4.72%

NOTE 7 – STOCKHOLDERS EQUITY

Common stock

          On June 25, 2010 the Company entered into a one year marketing agreement with a consultant to advise and assist the Company in developing and implementing appropriate marketing plans and materials for presenting the Company and its business plans, strategy and personnel; and assist and advise the Company with respect to its marketing strategies and introducing the Company to strategic synergistic marketing firms. Pursuant to the terms of the agreement, the Company issued 2 million shares of common stock to the consultant.  The shares were issued form the 2010 Equity Incentive Plan (“EIP”).  The Company valued the shares at $220,000 based on the market value of the common stock on the date of the agreement.   On September 27, 2010 the Company amended and extended the agreement for an additional six months.  Pursuant to the terms of the amendment, the Company issued 3 million shares of common stock to the consultant.  The shares were issued from the 2010 Stock Incentive Plan (“SIP”).  The Company valued the shares at $120,000 based on the market value of the common stock on the date of the amendment.  The Company is amortizing $340,000 (the entire value of the agreement and the amendment) over the 18 month term of the amended agreement.  Accordingly the Company has expensed $251,334 for the year ended April 30, 2011.

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

In April 2011, the company issued 28,333,333 shares of common stock in payment of $35,000 of accounts payable.  The shares were valued at approximately $0.00124 per share.

Options

On January 29, 2010 the Board of Directors of the Company authorized the 2010 EIP.  Under the terms of the EIP, 5,500,000 (pre stock dividend) shares of common stock of the Company were reserved for issuance.  On June 25, 2010 the Company issued 2

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

million shares of common stock under the 2010 EIP pursuant to the terms of a marketing agreement.  Also on June 25, 2010 the Company granted options to purchase 3,500,000 shares of common stock of the Company under the 2010 EIP. The options have an exercise price of $0.11 per share and expire on June 25, 2020.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 1,129,032 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 752,688 shares of common stock.  The Company valued all of the options at $0.035 per share, based upon the Black Scholes formula, and accordingly has included $122,500 as stock compensation expense for the year ended April 30, 2011.  There are no additional shares of common stock reserved for issuance, other than the shares underlying the outstanding options discussed herein.

The fair value of the stock options issued under the 2010 EIP was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/25/10	$122,500	10 years	$0.11	$0.11	120%	4.2%

On April 30, 2010 the Board of Directors of the Company approved the 2010 SIP.  Under the terms of the 2010 SIP 3,000,000 (pre stock dividend) shares of common stock were reserved for issuance.  During the year ended April 30, 2011 3,000,000 shares of common stock were issued for a six month extension of a marketing agreement (see above common stock paragraph in this footnote).  As of April 30, 2011 there are no outstanding issuances under the 2010 SIP and there remains 6 million (post dividend) shares of common stock reserved for future issuance under the 2010 SIP.

All options outstanding at April 30, 2011 are fully vested and exercisable.  All amounts in the table below have been adjusted for the stock dividend effective July 19, 2010.  A summary of outstanding option balances under the EIP at May 1, 2010 and April 30, 2011 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at April 30, 2010	-	-	-

Granted	10,500,000	$0.03667	10.0
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at April 30, 2011	10,500,000	$0.03667	9.2

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

Warrants

All amounts in the tables below have been adjusted for the stock dividend effective July 19, 2010.  There was no warrant activity during the year ended April 30, 2011.  The outstanding and exercisable warrants at May 1, 2010 and April 30, 2011is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at May 1, 2010	7,722,102	$0.0782	$0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at April 30, 2011	7,722,102	$0.0782	$0.037

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of April 30, 2011:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$0.00333	.03 years

$0.0561 to $0.1122	6,702,102	0.0897	.79 years

	7,722,102	$0.0782	.82 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2011, the Company received advances from Officers, Directors and Companies that they are affiliated with in the amount of $45,440. As of April 30, 2011 the Company owed a balance of $97,179 to related parties.  These loans bear interest at 8% per annum and are repayable on demand.

NOTE 9 - PROPERTY AND EQUIPMENT

The company owns no property nor leases office space.  The office space is shared with other companies that the President and Chief Financial Officer are affiliated with.

NOTE 10 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $2,595,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

TECHS LOANSTAR, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

April 30, 2011

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to April 30, 2011 and thru July 31, 2011 the Company issued 159,505,497 shares of common stock in satisfaction of $264,985 of liabilities, including 30 million shares issued each to Mr. Fong and Mr. Hollander for settlement of $38,250, representing a portion of accrued fees they were each owed.

On July 25, 2011 the Company announced that it had signed a Definitive Merger Agreement with Quture Inc. ("Quture"). In the merger, TCLN seeks to acquire a hundred percent interest in Quture. The assets of Quture include  intellectual property, enhanced software products on the leading technology platform, and clinical content that has been contributed to the Company from over 35 years as a leading clinical performance company in the United States. Closing is subject to customary exchange and approval of schedules and exhibits, audited financial statements, and completing due diligence.

NOTE 12 – RESTATEMENTS

The Company restated its financial statements for the eleven months ended April 30, 2010 to include the following:

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

April 30, 2011

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