Form 10-Q
period 2011-07-31
TECHS LOANSTAR, INC.
filed 2011-09-14
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

or

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

Yes      . No   X  .

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of August 21, 2011 was 342,095,843 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at July 31, 2011 (Unaudited) and April 30, 2011	4

Consolidated Statements of Operations for the three months ended July 31, 2011 and July 31, 2010 and from inception (April 24, 2008) to July 31, 2011 (Unaudited)	5

Consolidated Statement of Shareholders’ Equity (Deficit) from inception (April 24, 2008) to July 31, 2011 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and July 31, 2010 and from inception (April 24, 2008) to July 31, 2011 (Unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	20

TECHS LOANSTAR, Inc.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31, 2011	April 30, 2011

ASSETS

Current Assets
Cash	$4,161	$408
Prepaid assets	28,499	88,666
Deferred financing costs	2,756	1,065
Total current assets	35,416	90,139

Deferred financing costs, net of accumulated amortization of $105,585 (2010) and $89,375 (2009)
	-	-
License, net of accumulated amortization of $191,667 (2010) and $100,000 (2009)	-	-
Total assets	$35,416	$90,139

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$109,937	$186,752
Accounts payable and accrued expenses, related parties	747,173	791,747
Notes payable	3,700	66,674
Notes payable, related parties	106,679	97,179
Convertible notes, net of discount	155,297	200,970
Derivative Liability	216,667	115,455
Total Liabilities	1,339,453	1,458,777

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 900,000,000 shares authorized and 342,095,843 (2011) and 182,590,346 (2010) outstanding

	342,097	182,590
Additional paid in capital	1,699,967	1,480,325
Deficit accumulated during the development stage	(3,346,101)	(3,031,553)

Total Stockholders' Deficit	(1,304,037)	(1,368,638)

Total Liabilities and Stockholders' Deficit	$35,416	$90,139

TECHS LOANSTAR, INC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

			Restated
			Cumulative
	For the	For the	from inception
	Three months ended	Three months ended	(April 24, 2008) to
	July 31, 2011	July 31, 2010	July 31, 2011

REVENUE	$-	$-	$5,374

OPERATING EXPENSES:
Salaries	60,000	60,000	775,200
Stock compensation	-	122,500	122,500
Amortization of license	-	0	191,663
Impairment of license	-	-	808,333
Office and general	5,080	10,385	206,569
Professional fees & consultants	91,179	73,333	557,548
Total Operating Expenses	156,259	266,218	2,661,813

LOSS FROM OPERATIONS	(156,259)	(266,218)	(2,656,439)

OTHER INCOME (EXPENSES):
Interest expense	(23,948)	(4,697)	(435,698)
Interest expense, related parties	(2,011)	(1,092)	(9,467)
Change in derivative liability	(151,667)		(192,122)
Gain on debt settlement	19,337	-	22,625
Loss of deposit	-	-	(75,000)
Total Other Income (Expenses)	(158,289)	(5,789)	(689,662)

LOSS BEFORE INCOME TAXES	(314,548)	(272,007)	(3,346,101)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(314,548)	$(272,007)	$(3,346,101)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	303,529,921	57,374,209

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (April 7, 2006) THROUGH July 31, 2011
							Deficit
							Accumulated
					Additional	Share	During	Total
	Common stock		Common stock to be issued		Paid- in	Subscription	Development	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	deficit
Balance April 24, 2008	-	$-	$-	$-	$-	$-	$-	$-
Sale of common stock	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	-	322
Net loss May 31, 2008	-	-	-	-	-	-	(65,097)	(65,097)
Balance May 31, 2008	5,375,000	5,375	19,625,000	19,625	(23,500)	(1,178)	(65,097)	(64,775)
Sale of common stock	18,959,000	18,959	(18,959,000)	(18,959)	-	1,138	-	1,138
Net loss for the period ending May 31, 2009	-	-	-	-	-	-	(738,356)	(738,356)
Balance May 31, 2009	24,334,000	24,334	666,000	666	(23,500)	(40)	(803,453)	(801,993)
Sale of common stock	666,000	666	(666,000)	(666)	-	40	-	40
Reverse merger with ZenZuu USA, Inc.	12,400,000	12,400	-	-	36,538	-	-	48,938
Common stock issued in exchange for convertible notes and accrued interest	5,666,912	5,667	-	-	941,074	-	-	946,741
Net loss for the period ending April 30, 2010	-	-	-	-	-	-	(1,397,739)	(1,397,739)
Balance April 30, 2010	43,066,912	43,067	-	-	954,112	-	(2,201,192)	(1,204,013)
Common stock issued pursuant to marketing agreements	5,000,000	5,000	-	-	335,000	-	-	340,000
Common stock issued in exchange for accounts payable and accrued liabilities	29,900,703	29,901	-	-	161,837	-	-	191,738
Fair market value for issuance of options to purchase 3,500,000 shares of common stock	-	-	-	-	122,500	-	-	122,500
Common stock issued for dividend	93,268,564	93,269	-	-	(93,269)	-	-	-
Common stock issued for conversion of debentures payable	11,354,167	11,354	-	-	146	-	-	11,500
Net loss for the year ended April 30, 2011	-	-	-	-	-	-	(830,361)	(830,361)
	182,590,346	182,590	-	-	1,480,325	-	(3,031,553)	(1,368,638)
Common stock issued for conversion of debentures payable and accrued and unpaid interest payable	41,957,460	41,958	-	-	23,642	-	-	65,600
Common stock issued in exchange for accounts payable and accrued liabilities	38,091,276	38,091	-	-	20,502	-	-	58,593
Common stock issued in exchange for accounts payable and accrued liabilities, related	60,000,000	60,000	-	-	16,500	-	-	76,500
Common stock issued for conversion of notes payable	19,456,751	19,457	-	-	43,543	-	-	63,000
Amortization of redeemed subordinated debentures	-	-	-	-	115,455	-	-	115,455
Net loss for the period ended July 31, 2011	-	-	-	-	-	-	(314,548)	(314,548)
	342,095,833	$342,097	$-	$-	$1,699,967	$-	$(3,346,101)	$(1,304,038)

TECHS LOANSTAR, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Restated
			Period from
	For the	For the	Inception
	three months ended	three months ended	(April 24, 2008) to
	July 31, 2011	July 31, 2010	July 31, 2011
Operating activities:
Net loss	$(314,548)	$(272,007)	$(3,346,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	17,827	-	80,297
Stock compensation expense	-	122,500	122,500
Amortization of consulting agreement	88,666	18,333	340,000
Merger costs	-	-	75,000
Amortization of license	-	-	191,663
Amortization of debt issuance costs	1,309	-	110,829
Liabilities assumed in reverse merger	-	-	(22,232)
Warrants issued in connection with reverse merger	-	-	71,169
Impairment of license	-	-	808,333
Change in derivative liability	151,667	-	192,122
Gain on debt extinguishment	(19,337)	-	(19,337)
Change in operating assets and liabilities:
Other assets	(28,500)	-	(103,500)
Increase (decrease) in accounts payable and accrued liabilities	3,243	61,695	241,735
Increase in accounts payable and accrued liabilities, related parties	31,926	58,227	522,415
Net cash used in operating activities	(67,747)	(11,252)	(735,107)

Investing activities:
Increase in deferred financing costs	-	-	(104,000)
License acquisition	-	-	(450,000)
Net cash used in investing activities	-	-	(554,000)

Financing activities:
Proceeds from sale of common stock	-	-	1,500
Proceeds from issuance of notes payable	-	-	278,174
Proceeds from issuance of notes payable, related parties	9,500	11,030	118,679
Proceeds from issuance of convertible notes	65,000	-	918,000
Payments of notes payable	-	-	(1,500)
Payments of notes payable, related parties	-	-	(12,000)
Payment of deferred financing costs	(3,000)	-	(9,585)
Net cash provided by financing activities	71,500	11,030	1,293,268

Net increase in cash and cash equivalents	3,753	(222)	4,161

Cash and cash equivalents, beginning of period	408	244	-

Cash and cash equivalents, end of period	$4,161	$22	$4,161

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$1,050	$1,050
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for notes payable, debentures and accrued interest	$128,601	$946,741	$1,086,842

Fair value of common stock issued for accounts payable and accrued expenses, including $76,500 (2011) and $140,000 (2010) for realtred parties	$135,093	$156,737	$326,830

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

Immediately prior to the Share Exchange the Company had 40,400,000 shares of common stock outstanding.  Upon closing the Company retired 28,000,000 shares of common stock.  Immediately prior to the effective time of the Share Exchange, ZZUSA had 46,750 shares outstanding of its common stock ("ZZUSA Common Stock") and no shares of preferred stock. In accordance with the Plan of Exchange, all of the shares of ZZUSA Common Stock were acquired by the Company in exchange for 25,000,000 shares of company common stock, par value $.001 per share ("Common Stock"). Accordingly, after giving effect to the Share Exchange, the Company had 37,400,000 shares of Common Stock outstanding.  As a result of the Share Exchange, the former ZZUSA shareholders immediately after the closing of the Share Exchange together held approximately 66.8% of the Company’s outstanding voting power.  Accordingly, the Share Exchange constituted a change of control of the Registrant.

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

For SEC reporting purposes, ZenZuu is treated as the continuing reporting entity that acquired Techs (the historic shell registrant). The reports filed after the transaction have been prepared as if ZenZuu (accounting acquirer) were the legal successor to Techs’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of ZenZuu, for all periods prior to the share exchange and consolidated with Techs from the date of the share Exchange. ZenZuu previously had a May 31 fiscal year end, but has now assumed the fiscal year end of Techs Loanstar, Inc., the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended July 31, 2011 and 2010 are of ZenZuu USA, Inc., consolidated with Techs Loanstar, Inc.   All share and per share amounts of ZenZuu have been retroactively adjusted to reflect the legal capital structure of Techs pursuant to FASB ASC 805-40-45-1.

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

On July 25, 2011, the Company entered into a securities exchange agreement (the “Agreement”) with Quture, Inc., a Nevada corporation (“Quture”).  Pursuant to the Agreement, the Company agreed to acquire all of the outstanding capital stock of Quture in exchange (the “Exchange”) for a number of shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to eighty-five percent (85%) of the issued and outstanding common stock of the Company following the Exchange.  The closing of the Exchange will occur following the satisfaction of the conditions precedent set forth in the Agreement, including the completion of the schedules and exhibits, due diligence and audited financial statements. The Agreement contains customary representations, warranties and covenants of the Registrant and Quture for like transactions.

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

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending July 31 2011 and 2010, as the impact of the potential common shares would be antidilutive and decrease loss per share.  Therefore, diluted loss per share presented for the periods ended July 31, 2011 and 2010 is equal to basic loss per share.

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

Intangible Assets

The Company evaluates the recoverability of intangible assets that are amortized whenever events indicate the carrying amount of any such asset may not be fully recoverable.  Our evaluation is based upon, among other things, our assumptions about the estimated future cash flows that the asset are reasonably expected to generate.  When that amount exceeds the carrying value of the asset, we will recognize an impairment loss to the extent the carrying value exceeds the fair value.  We apply our best judgment in our determination.  As of April 30, 2010 management determined that an impairment charge should be recorded for the remaining carrying value of its license and accordingly recorded an impairment charge of $808,333 for the period ending April 30, 2010.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At July 31, 2011 and April 30, 2011, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE

In June 2008, the ZZP, through a Private Placement Memorandum (the “Offering”), to accredited investors on a “best efforts” began offering a basis of up to a maximum of $2,000,000 in unsecured convertible promissory notes (the “Notes”), together with two warrants for each dollar of note purchased (i) one 2-year warrant to purchase a share of the Company’s common stock at an exercise price of $2.50 per share; and (ii) one 2-year warrant to purchase a share of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”).  The conversion of the Notes and the exercisability of the Warrants are contingent upon the Company’s entry into a merger transaction with a public reporting company (the “Merger”).  The Company sold $928,000 in Notes and the Notes will mature on the two-year anniversary of the Notes and carry a per annum interest rate of 8%.

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

Due to the delay in completing the Share Exchange (See Note 1), the Company has agreed to remove the minimum conversion price of $1.00 and increase the discount from 25% to 35%.   The Company also changed the Automatic Conversion Date to be the six (6) month anniversary of the closing of the Share Exchange and the new discount is based upon the ten (10) average closing bid prices for the ten (10) days immediately preceding the revised Automatic Conversion Date. Additionally, the Company offered an accelerated conversion feature, whereby the Notes are convertible within the first thirty (30) days of trading beginning after the closing of the Share Exchange, at a forty five percent (45%) discount to the lowest five (5) consecutive day average within the first thirty (30) days.   Accordingly on April 30, 2010, the Company issued 5,666,912 shares of common stock for the payment of $838,000 of Convertible Notes and accrued and unpaid interest of $108,741.30.  The Convertible Notes and interest were converted at $0.1683 per share based upon the discount for the early conversion of the Convertible Notes.  At July 31, 2011 there remains $150,000 in Convertible Notes outstanding.

In August and October 2010, the Company entered into two separate note agreements with an institutional investor for the issuance of two convertible promissory notes in the amounts of $35,000 (the August Note”) and $40,000 (the October Note”), respectively, for a total of $75,000 in principal (together the “2010 Convertible Notes”).  Among other terms, each of the Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the 2010 Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2010 Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option prepay the October Note and must maintain sufficient authorized shares reserved for issuance under the 2010 Convertible Notes.

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE (continued)

We received net proceeds of $70,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs were amortized over the terms of the 2010 Convertible Notes, and accordingly $1,065 has been expensed as debt issuance costs (included in interest expense) during the three months ended July 31, 2011.

We determined that the conversion feature of the 2010 Convertible Notes represents an embedded derivative since the 2010 Convertible Notes are convertible into a variable number of shares upon conversion.  Accordingly, the 2010 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010 Convertible Notes.  Such discount will be accreted from the date of issuance to the maturity dates of the 2010 Convertible Notes.  The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2010 Convertible Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $64,937 for a derivative liability initial balance of $139,936. At April 30, 2011, the Company revalued the derivative liability based on the face value of the balance of $63,500 of the 2010 Convertible Notes.  For the period from their issuance to April 30, 2011, the Company increased the derivative liability of $75,000 by $40,455 resulting in a derivative liability balance of $115,455 at April 30, 2011. During the three months ended July 31, 2011 the remaining principal balance of $63,500 and accrued and unpaid interest of $2,100 were converted to 41,957,460 shares of common stock, at an average price of approximately $0.00156 per share.

In July 2011 the Company issued a new convertible note (the July 2011 Convertible Note) to the same investor under terms identical to the 2010 Convertible Notes.  We received net proceeds of $62,000 after debt issuance costs of $3,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2011 Convertible Note, and accordingly $245 has been expensed as debt issuance costs (included in interest expense) during the three months ended July 31, 2011. The beneficial conversion feature included in the 2011 Convertible Note resulted in an initial debt discount of $65,000 and an initial loss on the valuation of derivative liabilities of $66,468 for a derivative liability initial balance of $131,468. At July 31, 2011, the Company revalued the derivative liability based on the face value of the balance of $65,000 of the 2011 Convertible Note.  For the period from their issuance to July 31, 2011, the Company increased the derivative liability of $131,468 by $85,199 resulting in a derivative liability balance of $216,667 at July 31, 2011.

The fair value of the 2011 Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
7/8/11	$131,468	9 months	$0.003	$0.0075	279%	4.72%

The fair value of the 2011 Convertible Notes was calculated at July 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$216,667	9 months	$0.0042	273%	4.72%

NOTE 7 – STOCKHOLDERS EQUITY

Common stock

During the three months ended July 31, 2011 the remaining principal balance of $63,500 and accrued and unpaid interest of $2,100 were converted to 41,957,460 shares of common stock, at an average price of approximately $0.00156 per share.

During the three months ended July 31, 2011 the Company issued 19,456,751 shares of common stock in settlement of $63,000 of notes payable.  The shares were issued at $0.0032 per share.

During the three months ended July 31, 2011 the Company issued 38,091,276 shares of common stock in settlement of $58,593 of accounts payable and accrued liabilities.  The shares were issued at $.0015 per share.

During the three months ended July 31, 2011 the Company issued 30,000,000 shares of common stock each to Mr. Fong and Mr. Hollander for settlement of $38,250, representing a portion of accrued fees they were each owed.  The shares were issued at $.001275 per share.

Options

On January 29, 2010 the Board of Directors of the Company authorized the 2010 Employee Incentive Stock Option Plan (the “Esop”).  Under the terms of the Esop, 16,500,000 shares of common stock of the Company were reserved for issuance.  On June 25, 2010 the Company granted options to purchase 10,500,000 shares of common stock of the Company under the 2010 ESOP. The options have an exercise price of $0.0367 per share and expire on June 25, 2013.  Included in the grants, Mr. Fong, the CEO of the Company received warrants to purchase 3,387,096 shares of common stock, and Mr. Hollander, the CFO received warrants to purchase 2,258,064 shares of common stock.  The Company valued all of the options at approximately $0.0117 per share, based upon the Black Scholes formula, and accordingly has included $122,500 as stock compensation expense for the three months ended July 31, 2010.

On April 30, 2010 the Board of Directors of the Company approved the 2010 SIP.  Under the terms of the 2010 SIP 9,000,000 shares of common stock were reserved for issuance.  During the year ended April 30, 2011 3,000,000 shares of common stock were issued for a six month extension of a marketing agreement (see above common stock paragraph in this footnote).  As of April 30, 2011 there are no outstanding issuances under the 2010 SIP and there are 6 million shares of common stock reserved for future issuance under the 2010 SIP.

All options outstanding at July 31, 2011 are fully vested and exercisable.  All amounts in the table below have been adjusted for the stock dividend effective July 19, 2010.  A summary of outstanding option balances under the EIP at May 1, 2011 and July 31, 2011 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at May 1, 2011	-	-	-

Granted	10,500,000	$0.03667	9.2
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at July 31, 2011	10,500,000	$0.03667	8.9

Warrants

A summary of the activity of the Company’s outstanding warrants at May 1, 2011 and July 31, 2011 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at May 1, 2011	7,722,102	$0.0782	$0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at July 31, 2011	7,722,102	$0.0782	$0.037

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of July 31, 2011:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$0.0033	.07 years

$0.056 to $0.1122	6,702,102	0.089	.49 years

	7,722,102	$0.0783	0.56 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2011, the Company received advances from Officers, Directors and Companies that they are affiliated with in the amount of $9.500.  As of July 31, 2011 the Company owed a balance of $106,679 to related parties.  These loans bear interest at 8% per annum and are repayable on demand.

NOTE 9 - PROPERTY AND EQUIPMENT

The company owns no property nor leases office space.  The office space is shared with other companies that the President and Chief Financial Officer are affiliated with.

NOTE 10 – INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $2,690,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUBSEQUENT EVENT

On August 9, 2011, the Company entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Agreement”) Quture and the shareholders of Quture.  Quture is a healthcare knowledge solution company that provides performance measurement tools to the healthcare industry.

Pursuant to the Agreement, the Company agreed to acquire all of the outstanding capital stock of Quture in exchange (the “Exchange”) for the issuance of an aggregate of 1,938,543,110 shares (the “Exchange Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”).  Further in accordance with the Agreement, 400,000,000 Exchange Shares will initially be issued to the shareholders of Quture and following an amendment of the Company’s articles of incorporation, the remaining Exchange Shares will be issued to Quture shareholders of on a pro rata basis, on the basis of the shares held by such security holders of Quture at the time of the Exchange.  As a result of the Exchange, Quture became a wholly-owned subsidiary of the Company. Following the consummation of the Exchange, the shareholders of Quture will beneficially own approximately eighty-five percent (85%) of the issued and outstanding Common Stock of the Company.  The Agreement also provides that as soon as practicable following the Closing and the Amendment, the Company shall issue the remaining 1,538,543,110 Exchange Shares to the Quture shareholders.  The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.  The Agreement contains customary representations, warranties and covenants of the Company and Quture for like transactions. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibits 10.1 to the Current Report on Form 8-K filed August 12, 2011.

On August 10, 2011, as a covenant to the Agreement, a majority of the Company’s shareholders voted to amend the Company’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as Director, President and Chief Executive Officer of the Company and the appointment of G. Landon Feazell as a member of the Company’s Board of Directors, Chief Executive Officer and President, and Geoffrey L. Feazell as Treasurer and Secretary of the Company.

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

As of July 31, 2011, we had $4,161 cash on hand and in the bank.  Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our website and marketing campaign and to offset legal and accounting fees - by additional equity financing, or debt financing.  This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

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

The Company did not generate any revenue during the three months ended July 31, 2011 and 2010 and has generated only nominal revenue since inception. Total operating expenses for the three months ending July 31, 2011 and 2010 were $156,259 and $266,218 respectively. Total other expenses for the three months ended July 31, 2011 and 2010 were $158,289 and $5,789 respectively, resulting in a net loss for the three months ended July 31, 2011 and 2010 of $314,548 and $272,007 respectively.

Revenues from inception have been $5,374. Total operating expenses since inception of $2,661,813 and other expenses of $689,662 have resulted in losses since inception of $3,346,101.

Operating expenses for the three months ended July 31, 2011 and 2010 are comprised of:

	2010	2010

Salaries	$60,000	$60,000
Stock compensation expense	-	122,500
Amortization of license	-	-
General and administrative costs	5,080	10,385
Professional fees and consulting	91,179	73,333

Total	$156,259	$266,218

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2011. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at July 31, 2011, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011, had not been remediated as of July 31, 2011.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended July 31, 2011 the remaining principal balance convertible promissory notes of $63,500 and accrued and unpaid interest of $2,100 were converted to 41,957,460 shares of common stock.

During the three months ended July 31, 2011 the Company issued 19,456,751 shares of common stock in settlement of $63,000 of notes payable.

During the three months ended July 31, 2011 the Company issued 38,091,276 shares of common stock in settlement of $58,593 of accounts payable and accrued liabilities.

During the three months ended July 31, 2011 the Company issued 30,000,000 shares of common stock each to Mr. Fong and Mr. Hollander for settlement of $38,250, representing a portion of accrued fees they were each owed.

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

(b)

Reports on Form 8-K.  During the fiscal quarter ended July 31, 2011, the Company filed a Current Report on Form 8-K, on July 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2011

TECHS LOANSTAR, INC.

By: /s/ G. Landon Feazell

G. Landon Feazell

President, Secretary Treasurer, Director

(Principal Executive Officer)