Form 10-Q/A
period 2011-07-31
TECHS LOANSTAR, INC.
filed 2011-10-14
CIK 1397795

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Techs Loanstar, Inc. for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit index

Exhibit
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*

Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(b)

Reports on Form 8-K.  During the fiscal quarter ended July 31, 2011, the Company filed a Current Report on Form 8-K, on July 29, 2011.

*Filed with original Form 10-Q on September 14, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 2011

TECHS LOANSTAR, INC.

By: /s/ G. Landon Feazell

G. Landon Feazell

President, Secretary Treasurer, Director

(Principal Executive Officer)

3