Form 10-Q
period 2011-10-31
TECHS LOANSTAR, INC.
filed 2011-12-19
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No      .

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

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of December 15, 2011 was 2,099,620,430 shares.

TECHS LOANSTAR, Inc.

UNAUDITED FINANCIAL STATEMENTS

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011
ASSETS
Current Assets
Cash	$370	$5,883
Prepaid assets	14,400	—
Deferred financing costs	8,426	—
Total current assets	23,196	5,883

Total assets	$23,196	$5,883

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$159,451	$1,944
Accounts payable and accrued expenses, related parties	960,771	112,392
Notes payable	103,700	100,000
Notes payable, related parties	268,027	160,448
Convertible notes, net of discount	204,596	—
Derivative Liability	265,455	—
Total Liabilities	1,962,000	374,784

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 2,500,000,000 shares authorized and 2,035,577,266 (October) and 25,000,000 (April) outstanding	2,035,577	25,000
Common stock to be issued	245,062
Preferred stock, par value $0.001, 10,000,000 shares authorized, none issued	—	—
Additional paid in capital	(579,376)	2,983,000
Deficit	(3,640,067)	(3,376,901)

Total Stockholders' Deficit	(1,938,804)	(368,901)

Total Liabilities and Stockholders' Deficit	$23,196	$5,883

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010

REVENUE	4,900	$—	$40,900	$—

OPERATING EXPENSES:
Salaries	55,800	—	85,800	—
Office and general	10,323	45	24,317	3,712
Professional fees & consultants	84,984	—	92,984	—
Rent	12,000	—	24,000	—
Software development	111,680	—	160,358	—
Total Operating Expenses	274,787	45	387,459	3,712

LOSS FROM OPERATIONS	(269,887)	(45)	(346,559)	(3,712)

OTHER INCOME (EXPENSES):
Interest expense	(59,781)	—	(61,725)	—
Interest expense, related parties	(2,210)	—	(2,210)	—
Change in derivative liability	68,712	—	68,712	—
Total Other Income (Expenses)	6,721	—	4,777	—

LOSS BEFORE INCOME TAXES	(263,166)	(45)	(341,783)	(3,712)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	(263,166)	$(45)	$(341,783)	$(3,712)

Basic and diluted net loss per common share	(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	1,738,003,813	73,002,000	1,017,058,282	57,374,209

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2011

			Common stock		Additional		Total
	Common stock		to be issued		Paid- in		stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	deficit

Balances April 30, 2011	182,590,346	$182,590	-	$-	$1,480,325	$(3,031,553)	$(1,368,638)

Shares issued May 1, 2011 through August 9, 2011	159,505,487	159,505	-	-	219,641	-	379,146

Net loss for the period May 1, 2011 thru August 9, 2011	-	-	-	-	-	(317,246)	(317,246)

Balances August 9, 2011	342,095,833	342,096	-	-	1,699,966	(3,348,799)	(1,306,737)

Reverse merger with Quture, Inc.	1,693,481,423	1,693,481	245,061,687	245,062	(2,279,342)	(28,103)	(368,902)

Net loss for the period August 1, 2011 thru October 31, 2011	-	-	-	-	-	(263,166)	(263,166)
Balances October 31, 2011	2,035,577,256	$2,035,577	245,061,687	$245,062	$(579,376)	$(3,640,067)	$(1,938,804)

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	October 31, 2011	October 31, 2010
Operating activities:
Net loss	$(341,783)	$(3,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	49,299	-
Stock compensation expense	-	0
Amortization of consulting agreement	-	0
Cash acquired in merger	(3,064)	-
Amortization of debt issuance costs	3,639	-
Liabilities assumed in reverse merger	1,343,037	-
Reverse merger	(1,228,121)	-
Change in derivative liability	(68,712)	-
Change in operating assets and liabilities:
Increase in prepaid and other asserts	(14,400)
Increase (decrease) in accounts payable and accrued liabilities	45,986	0
Increase in accounts payable and accrued liabilities, related parties	101,206	0
Net cash used in operating activities	(112,913)	(3,712)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Proceeds from issuance of notes payable, related parties	1,850	19,540
Proceeds from issuance of convertible notes	117,500	-
Payments of notes payable	-	-
Payments of notes payable, related parties	(950)	(15,800)
Payment of deferred financing costs	(11,000)	-
Net cash provided by financing activities	107,400	3,740

Net increase in cash and cash equivalents	(5,513)	28

Cash and cash equivalents, beginning of period	5,883	32

Cash and cash equivalents, end of period	$370	$60

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:	$-	$-

TECHS LOANSTAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

October 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Techs Loanstar, Inc.  (“Techs” or the “Registrant”) was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Registrant is April 30. The Company was initially organized to provide the loan management service and software for the equity and payday loan industry. Pursuant to an Agreement Concerning the Exchange of Securities dated February 10, 2010 by and between the Registrant and ZenZuu USA, Inc., a Nevada corporation ("ZZUSA"), the Registrant and ZZUSA entered into a share exchange whereby all of the issued and outstanding capital stock of ZZUSA, were exchanged for like securities of the Registrant. On February 17, 2010, the Registrant filed the Articles of Exchange with the Nevada Secretary of State.   Quture (see below) plans to use the existing social networking technology of TCLN to enhance its Business Plan.

SHARE EXCHANGE TRANSACTION WITH QUTURE, INC.

On July 25, 2011, the Company entered into a securities exchange agreement with Quture, Inc., a Nevada corporation (“Quture”).  Pursuant to the Agreement, the Company agreed to acquire all of the outstanding capital stock of Quture in exchange for a number of shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to eighty-five percent (85%) of the issued and outstanding common stock of the Company following the Exchange.

On August 9, 2011, the Registrant entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with Quture and the shareholders of Quture.  Upon consummation of the transactions set forth in the Share Exchange Agreement (the “Closing”), the Registrant adopted the business plan of Quture.

Pursuant to the Agreement, the Registrant acquired all of the outstanding capital stock of Quture in exchange (the “Exchange”) for the original issuance of an aggregate of 1,938,543,110 shares (the “Exchange Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”).  The Registrant initially issued 400,000,000 Exchange Shares will to the shareholders of Quture and, following an amendment of the Registrant’s Articles of Incorporation, the remaining Exchange Shares were issued to Quture shareholders.  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of Quture at the time of the Exchange.  As a result of the Exchange, Quture became a wholly-owned subsidiary of the Registrant and the shareholders of Quture beneficially at Closing, owned approximately eighty-five percent (85%) of the issued and outstanding Common Stock of the Registrant.  The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.  The Agreement contains customary representations, warranties and covenants of the Registrant and Quture for like transactions. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K filed August 12, 2011 with the Securities and Exchange Commission (the “SEC”) and the Current Report on Form 8K/A filed on September 22, 2011 with the SEC.

On August 10, 2011, as a covenant to the Agreement, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as Director, President and Chief Executive Officer of the Registrant and the appointment of G. Landon Feazell as a member of the Registrant’s Board of Directors, Chief Executive Officer and President, and Geoffrey L. Feazell as Treasurer and Secretary of the Registrant.

For SEC reporting purposes, Quture is treated as the continuing reporting entity that acquired Techs (the historic registrant). The reports filed after the transaction have been prepared as if Quture (accounting acquirer) were the legal successor to Techs’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Quture, for all periods prior to the share exchange and consolidated with Techs from the date of the share Exchange. Quture previously had a December 31 fiscal year end, but has now assumed the fiscal year end of Techs Loanstar, Inc., the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three and six months ended October 31, 2011 and 2010 are of Quture, Inc., and from August 9, 2011 are consolidated with Techs Loanstar, Inc.   All share and per share amounts of Quture have been retroactively adjusted to reflect the legal capital structure of Techs pursuant to FASB ASC 805-40-45-1.

Quture was incorporated in the state of Nevada on April 21, 2011.  The Company develops medical software with tools and analytics to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes. Effective July 1, 2011, Quture merged with Q3, LLC (“Q3”), a Florida Limited Liability Company, whereby Quture was the legal acquirer and Q3 is the accounting acquirer.  Accordingly, the Quture’s historical financial results,  includes Q3 prior to July 1, 2011 and consolidated with Quture from July 1, 2011.

Quture is an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes.  The Company’s products focus on using actual clinical data from existing electronic databases to measure performance and outcomes apply analytics. The Quture technology leverages its Application Partnership with InterSystems Corporation.  InterSystems’ technology is already used in 80% of the hospitals in America.  Quture, using this fully developed technology platform converts manual processes to electronic processes to integrate clinical data from existing disparate electronic data sources in healthcare organizations. The Company’s product uses InterSystems’ data integration product Ensemble already programmed for every electronic medical record (EMR) and database.  Quture is immediately able to collect and integrate performance metrics into the InterSystems Cache database customized for the Quture application through this partnership.  By licensing the InterSystems technology and implementing the company’s clinical content and performance measures, Quture has the potential to develop the most powerful clinical knowledge database in the world.  Quture will deliver to customers the clinical data for value-based purchasing.  Performance-based and value calculated clinical data will ultimately determine what payers do and do not want to pay for and the clinical knowledge to support new mandated payment systems while improving care.

NOTE 2 – GOING CONCERN

We have incurred losses from operations of $3,640,068 and have limited revenues from operations from inception on April 26, 2011 through the period ended October 31, 2011.  Further, the Company has a working capital deficit of $1,324,000 and to maintain or develop its operations is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending October 31 2011 and 2010, as the impact of the potential common shares would be antidilutive and decrease loss per share.  Therefore, diluted loss per share presented for the periods ended October 31, 2011 and 2010 is equal to basic loss per share.

Advertising expense

Advertising is expensed when incurred.  Advertising expense was $2,100 for the three and six months ended October 31, 2011.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 will be effective for the Company beginning February 1, 2012, and the Company will be required to apply it retrospectively. The adoption of this standard may only impact the presentation of our financial statements and will have no impact on the reported results.

 In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

NOTE 4 - LICENSING AGREEMENT

Quture has a nonexclusive five year license as an Application Partner with InterSystems Corporation (“InterSystems”). The license allows the Company to use InterSystems proprietary software in conjunction with the Company’s software. InterSystems technology is used in 80% of the hospitals in America and by the most dominant electronic medical record (“EMR”) vendors in North America. InterSystems data integration connections, known as application programming interfaces (“API’s”) are already programmed for every EMR and database.  Utilizing the world’s number 1 database in clinical healthcare applications, Quture is able to collect and integrate performance metrics immediately through this partnership, creating a powerful clinical knowledge database.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At July 31, 2011 and October 31, 2011, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE

During the three months ended October 31, 2011, the Company entered into three separate note agreements with an institutional investor for the issuance of three convertible promissory notes in the amounts of $50,000 (the “August Note”), $32,500 (the “September Note”) and $35,000 (the” October Note”), respectively, for a total of $117,500 in principal (together the “2011 Convertible Notes”).  Among other terms, each of the 2011 Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the 2011 Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2011 Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the 2011 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option prepay the 2011 Convertible Notes and must maintain sufficient authorized shares reserved for issuance under the 2011 Convertible Notes. As of October 31, 2011 the Company has reserved 155,680,340 shares of common stock pursuant to this provision.

We received net proceeds of $109,500 after debt issuance costs of $8,000 paid for lender legal fees. These debt issuance costs are amortized over the terms of the 2011 Convertible Notes, and accordingly $1,330 has been expensed as debt issuance costs (included in interest expense) for the three and six  months ended October 31, 2011. Pursuant to the Share Exchange Agreement, the Company acquired a balance of $2,755, to be amortized over the remaining life of the Assumed Convertible Note (see below), and accordingly $1,000 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended October 31, 2011.

We determined that the conversion feature of the 2011 Convertible Notes represents an embedded derivative since the 2011 Convertible Notes are convertible into a variable number of shares upon conversion.  Accordingly, the 2011 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2011 Convertible Notes.  Such discount will be accreted from the date of issuance to the maturity dates of the 2011 Convertible Notes.  The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2011 Convertible Notes resulted in an initial debt discount of $117,500 and an initial loss on the valuation of derivative liabilities of $89,727 for a derivative liability initial balance of $207,227 on the 2011 Convertible Notes. At October 31, 2011, the Company revalued the derivative liability based on the face value of the balance of $117,500 of the 2011 Convertible Notes.  For the period from their initial valuation to October 31, 2011, the Company decreased the derivative liability of $207,227 by $36,318 resulting in a derivative liability balance of $170,909 at October 31, 2011 for the 2011 Convertible Notes.

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability balance of $216,667 (the “Assumed Convertible Note”) to the same investor under terms identical to the 2011 Convertible Notes. For the period from August 9, 2011 (the Closing of the Share Exchange Agreement) to October 31, 2011, the Company decreased the derivative liability of $216,667 by $122,122 resulting in a derivative liability balance of $94,545 at October 31, 2011 for the Assumed Convertible Note and a total derivative liability of $265,455 including the derivative liability on the 2011 Convertible Notes.

The fair value of the 2011 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
8/17/11	$85,227	9 months	$0.0088	$0.018	259%	1.4%
9/16/11	$52,000	9 months	$0.0075	$0.0149	259%	1.4%
10/19/11	$70,000	9 months	$0.006	$0.014	258%	1.4%

The fair value of the 2011 Convertible Notes and the Assumed Convertible Note was calculated at October 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$265,455	9 months	$0.0055	286%	1.4%

Additionally, pursuant to the Share Exchange Agreement, the Company assumed $150,000 of outstanding Notes due from ZZUSA. As of October 31, 2011 a summary of convertible notes payable is as follows:

2011 Convertible Notes Payable	$117,500
Assumed Convertible Note	65,000
Assumed Note	150,000
Total face value	332,500
Less discount on above	127,904
Convertible notes, net of discount	$204,596

NOTE 7 – STOCKHOLDERS EQUITY

Options

Pursuant to the Share Exchange Agreement, the Company acquired the outstanding balances of the 2010 Equity Incentive Plan (“EIP”).  A summary of outstanding option balances under the EIP at May 1, 2011 and October 31, 2011 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at May 1, 2011	10,500,000	$0.03667	9.2

Granted
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at October 31, 2011	10,500,000	$0.03667	8.6

Warrants

A summary of the activity of the Company’s outstanding warrants at May 1, 2011 and October 31, 2011 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at May 1, 2011	7,722,102	$0.0782	$0.037

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at October 31, 2011	7,722,102	$0.0782	$0.037

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of October 31, 2011:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$0.0033	.04 years

$0.056 to $0.1122	6,702,102	0.089	.27 years

	7,722,102	$0.0783	0.31 years

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has an agreement with Q’Zure, LLC to provide software and technology services that Quture requires.  Pursuant to the terms of the agreement, Quture will provide Task Orders to Q’Zure on process and other terms to be negotiated on an order by order basis.  For the three and six months ended October 31, 2011 the Company incurred $111,680 and $160,358 of software development costs and as of October 31, 2011 the Company owes Q’Zure $104,572, which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2011, included herein.

The Company leases office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”).  Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the Company is to pay $4,000 per month on a net lease. The term of the lease is from January 1, 2011 thru December 31, 2011, with annual renewals. For the three and six months ended October 31, 2011 the Company has included $12,000 and $24,000 in rent expense and as of October 31, 2011 owes $39,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2011.

Effective January 1 through the date of the Share Exchange Agreement, the Company has agreed to compensate Landon Feazell $10,000 per month for his services to the Company as President and Chief Executive Officer, to be paid as cash flow permits.  Effective with the Share Exchange Agreement the Company has agreed to increase Mr. Feazell’s compensation to $13,600 per month. Accordingly, for the three and six months ended October 31, 2011 the Company has included $40,800 and $70,800 in salaries and benefits, and as of October 31, 2011, the Company owes Mr. Feazell $68,277 for accrued and unpaid fees. Effective with the Share Exchange agreement, the Company has agreed to compensate Barry Hollander $5,000 a month for his services as Chief Financial Officer. The Company has included $15,000 in salaries for the three and six months ended October 31, 2011, and as October 31, 2011 the Company owes Mr. Hollander $7,500 for accrued and unpaid fees which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2011.

As of October 31, 2011 the Company owed Mr. Feazell, our Chief Executive Officer $160,548 for advances received, which was assumed by the Company pursuant to the Q3 merger.  The advances are due on demand and bear no interest.   Additionally, the Company owes $25,390 to Mr. Hollander as well as $82,089 to companies affiliated with a former officer and director of the registrant.

NOTE 9 – INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $258,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision (benefit) for income taxes from continued operations for the period ended October 31, 2011 consist of the following:

Current:
Federal	$-
State	-
-
Deferred:
Federal	$88,000
State	14,000
102,000
Benefit from the operating loss carryforward	(102,000)
(Benefit) provision for income taxes, net	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

October 31 2011

Statutory federal income tax rate	34.0%
State income taxes and other	5.40%
Effective tax rate	39.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

October 31 2011

Net operating loss carryforward	$102,000
Valuation allowance	(102,000)

Deferred income tax asset	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

Background

Quture is an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes.  The Company’s products focus on using actual clinical data from existing electronic databases to measure performance and outcomes apply analytics. The Quture technology leverages its Application Partnership with InterSystems Corporation.  InterSystems’ technology is already used in 80% of the hospitals in America.  Quture, using this fully developed technology platform converts manual processes to electronic processes to integrate clinical data from existing disparate electronic data sources in healthcare organizations. The Company’s product uses InterSystems’ data integration product Ensemble already programmed for every electronic medical record (EMR) and database.  Quture is immediately able to collect and integrate performance metrics into the InterSystems Cache database customized for the Quture application through this partnership.  By licensing the InterSystems technology and implementing the company’s clinical content and performance measures, Quture has the potential to develop the most powerful clinical knowledge database in the world.  Quture will deliver to customers the clinical data for value-based purchasing.  Performance-based and value calculated clinical data will ultimately determine what payers do and do not want to pay for and the clinical knowledge to support new mandated payment systems while improving care.

Quture was formed in April 2011 and on July 25, 2011 entered into a Share Exchange Agreement (the “Agreement) with Techs Loanstar (“TCLN”). Pursuant to the Agreement, Quture became a subsidiary of TCLN.  Corporate strategy includes filing for a name change of Techs Loanstar to Quture International, Inc., in Nevada and completing negotiations with another subsidiary to leverage its technology for Quture’s planned expansion. The initial focus of Quture’s products is for hospital customers and influencers. Quture then intends to market its other product to physicians and physician groups, especially invasive physicians. Quture’s fully developed and existing products, discussed below, are being enhanced and migrated to the InterSystems technology platform.  Performance and outcomes measurement functionality is the core intellectual property, technology and clinical content of both products, one primarily for hospitals and one primarily for surgery centers and physicians performing invasive procedures. Quture then plans to rapidly expand its products and business to patients and payers, leveraging its clinical performance knowledge and database.  Product strategy inevitably first focuses on health care and then expands to personalized medicine, health and wellness.

We believe the Company’s products and services will become an essential technology and tool to improve care and health, while reducing costs. The demand to measure performance is coming from all stakeholders involved in both payment and delivery. Measuring performance is now mandatory and is the new foundation of how providers are reimbursed, granted privileges to practice in hospitals, and, in the near future, selected by patients for their care.

The core competence of Quture pivots on its product with clinical content to measure performance.  Quture’s clinical content is evidence-based optimal clinical processes and clinical performance measures developed for over 35 years as the leading the hospital performance measurement company.  This content has been developed through external peer review and peer review products and services.  We know what to measure, where to find it, and how to use it to continuously improve clinical processes.  Quture intends to license its transformative and disruptive technology and, through relationships with its customers, continuously develop its clinical database and expand upon its clinical content to know what works, which best provides these specific clinical services, and the relative cost to outcome ratio determining value.

Quture’s mission is to become the international standard in healthcare performance and outcomes measurement. Quture provides healthcare organizations, insurers, government and private sector payers, and others in the healthcare community with performance and outcomes measurement tools and data sets. Industry experts agree that these performance measures are the “transformative tool” that reduce medical cost and improve quality of care. Quture’s management team has 35 years of experience and a long history of working with many of the nation’s leading healthcare institutions as a leader and innovator in measuring clinical performance. The Company intends to potentially accelerate its growth and revenues through mergers and acquisitions.  Existing relationships provide the Company with unique business opportunities for such mergers and acquisitions.

Quture is conceived on the premise that optimal health and health care can be empowered by its performance and outcomes tools and the clinical data that will be derived from that technology.  Quture is dedicated to the proposition that its quality-value equation is an unparalleled business opportunity and within the existing core competence of the Company.

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

Our auditor's report on our July 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. The Company has had limited revenues from operations, and therefore is dependent upon funds from private investors. If our officers and directors are unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of October 31, 2011, we had $370 cash on hand and in the bank.  We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our software, product demonstration costs and general and administrative costs including legal and accounting fees - by additional equity financing, or debt financing.  This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders. In November and December 2011, the Company has issued a Convertible Promissory Note for $27,500 and sold 6,000,000 shares of its common stock at $0.005 per share for proceeds of $30,000.

Management believes that if subsequent private placements are successful, which in turn may enable us to continue to develop our software and we successfully demonstrate our product, we may generate sales revenue within the following twelve months thereafter.  However, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

The Company did generated $4,900 and $40,900 of revenue during the three and six months ended October 31, 2011. Total operating expenses for the three and six months ending July 31, 2011 were $274,487 and $387,459 respectively, compared to $45 and $3,712 for the three and six months ended October 31, 2010.  Total other income for the three and six months ended October 31, 2011were $6,721 and 44,777 respectively, resulting in a net loss for the three and six months ended October 31, 2011 of $263,166 and $341,783 respectively and $45 and $3,712 for the three and six months ended October 31, 2010 respectively.

Operating expenses for the three and six months ended October 31, 2011 are comprised of:

	Three Months	Six Months

Salaries and benefits	$55,800	$85,800
Software development	111,680	160,358
Rent	12,000	24,000
General and administrative costs	10,323	24,317
Professional fees and consulting	84,984	92,984

Total	$274,787	$387,459

Salaries and benefits

Prior to the Share Exchange Agreement, the Company had agreed to pay Landon Feazell, the President and Chief Executive Officer $10,000 a month (cash flow permitting) for his management services, and effective with the Share Exchange Agreement the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Beginning August 9, 2011, the Company has agreed to compensate Mr. Barry Hollander $5,000 monthly for his services as Chief Financial Officer. The amounts are paid when the Company has available funds, and in the absence of such funds the Company accrues the monthly fee. For the six months ended October 31, 2011 Mr. Feazell has been paid $31,723 and as of October 31, 2011 is owed $68,277 of accrued and unpaid fees.  For the three months ended October 31, 2011 Mr. Hollander has been paid $7,500 for his services and as of October 31, 2011 is owed $7,500 of accrued and unpaid fees.

Software development

The Company has an agreement with Q’Zure, LLC (“Q’Zure”) to provide software and technology services that Quture requires.  Geoffrey Feazell, an officer of our Company is the managing partner of Q’Zure. For the three and six months ended October 31, 2011 we incurred $111,680 and $160,358 respectively, of software development costs.  These costs were primarily related to the design, development and migration of our software product to our licensor’s platform, technology support and outsourced programming services. As of October 31, 2011 we owe $104,572 to Q’Zure which is included in accounts payable, related parties on the balance sheet presented herein.

Rent

The Company leases office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”).  Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the Company is to pay $4,000 per month on a net lease. The term of the lease is from January 1, 2011 thru December 31, 2011, with annual renewals. For the three and six months ended October 31, 2011 the Company has expensed $12,000 and $24,000 respectively in rent expense, and as of October 31, 2011 owes $39,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2011.

General and administrative

For the three and six months ended October 31, 2011 the Company incurred $10,323 and $24,317 respectively of general and administrative expenses. Included in these costs are office administration, trade shows, travel and promotion.

Professional fees and consulting

Professional fees and consulting expenses for the three and six months ended October 31, 2011 were $84,984 and $92,984 respectively. Included in this amount was $40,000 for the three and six months ended October 31, 2011 related to our product demonstration costs at the University of Miami. We anticipate that we will incur additional costs of approximately $40,000 for the remainder of our fiscal year ending April 30, 2011. Legal costs were $10,985 for the three and six months ended October 31, 2011, and accounting and auditing costs were $5,500 and $13,500 for the three and six months ended October 31, 2011 respectively.  Lastly, we amortized the remaining balance of $28,499 for the three and six months ended October 31, 2011 relating to a marketing consultant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at October 31, 2011, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011, had not been remediated as of October 31, 2011.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 9, 2011, the Company entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with Quture, Inc., a Nevada corporation (“Quture”) and the shareholders of Quture. Pursuant to the Agreement, the Company acquired all of the outstanding capital stock of Quture in exchange for the original issuance of an aggregate of 1,938,543,110 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share. During the three months ended October 31, 2011, the Company issued the Exchange Shares to the shareholders of Quture. The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

 (b)

Reports on Form 8-K.  During the fiscal quarter ended October 31, 2011, the Company filed the following reports:

Current Report on Form 8-K, on August 12, 2011

Current Report on Form 8-K/A on September 22, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2011

TECHS LOANSTAR, INC.

By: /s/ G. Landon Feazell

G. Landon Feazell

President, Secretary Treasurer, Director

(Principal Executive Officer)

By: /s/ Barry S. Hollander

Barry S. Hollander

Chief Financial Officer, Director

(Principal Financial Officer)