Form 10-Q
period 2012-01-31
TECHS LOANSTAR, INC.
filed 2012-03-21
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: January 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-143630

___________TECHS LOANSTAR, INC.___________

(Exact name of registrant as specified in its charter)

____Nevada____ _____ 20-4682058___

(State or other jurisdiction (IRS Employer

of incorporation or organization) Identification No.)

________319 Clematis Street, Suite 703, West Palm Beach, FL, 33401__________

(Address of principal executive offices)

___________________(561) 514-9042_______________

(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]            No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [ ]      No  [x]

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of March 20, 2012 was 2,184,502,020 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at January 31, 2012 (Unaudited) and July 31, 2011	2

Consol Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statement of Shareholders’ Equity (Deficit) for the nine months ended January 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three and nine months ended January 31, 2012 and 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis	14-15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	15

Item 4. Controls and Procedures	15-16

Part II. Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

TECHS LOANSTAR, INC.

UNAUDITED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page(s)
BALANCE SHEETS	2

STATEMENTS OF OPERATIONS	3

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	4

STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6 - 13

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	July 31, 2011

ASSETS

Current Assets
Cash	$164,453	$5,883
Prepaid assets	13,600	—
Deferred financing costs	8,537	—
Total current assets	186,590	5,883

Total assets	$186,590	$5,883

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$154,963	$1,944
Accounts payable and accrued expenses, related parties	1,079,277	112,392
Notes payable	120,200	100,000
Notes payable, related parties	193,858	160,448
Convertible notes, net of discount	224,689	—
Derivative Liability	252,216	—
Total Liabilities	2,025,203	374,784

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 2,500,000,000
shares authorized and 2,161,592,112 (January) and
1,693,481,423 (July) outstanding	2,161,592	1,693,481
Common stock to be issued	136,062	245,062
Preferred stock, par value $0.001, 10,000,000 shares
authorized, none issued	—	—
Additional paid in capital	646,343	1,069,457
Deficit	(4,782,610)	(3,376,901)

Total Stockholders' Deficit	(1,838,613)	(368,901)

Total Liabilities and Stockholders' Deficit	$186,590	$5,883

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended

	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011

REVENUE	$—	$11,500	$40,900	$11,500

OPERATING EXPENSES:
Salaries	55,800	13,000	141,600	13,000
Warrants and stock based compensation	735,000	—	735,000	—
Office and general	64,878	2,165	89,195	5,877
Professional fees & consultants	6,101	4,900	99,085	4,900
Rent	12,398	4,300	36,398	4,300
Software development	153,892	9,247	314,250	9,247
Total Operating Expenses	1,028,069	33,612	1,415,528	37,324

LOSS FROM OPERATIONS	(1,028,069)	(22,112)	(1,374,628)	(25,824)

OTHER INCOME (EXPENSES):
Interest expense	(99,418)	—	(161,143)	—
Interest expense, related parties	(1,233)	—	(3,443)	—
Change in derivative liability	(13,806)	—	54,906	—
Total Other Income (Expenses)	(114,457)	—	(109,680)	—

LOSS BEFORE INCOME TAXES	(1,142,526)	(22,112)	(1,484,309)	(25,824)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(1,142,526)	$(22,112)	$(1,484,309)	$(25,824)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	2,103,184,062	1,876,071,769	2,045,187,155	1,876,071,769

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED JANUARY 31, 2012

					Additional		Total
	Common stock		Common stock to be issued		Paid- in		stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	deficit

Balances July 31, 2011	1,693,481,423	$1,693,481	245,061,687	$245,062	$1,069,457	$(3,376,901)	$(368,901)

Reverse merger with Quture, Inc.	342,095,843	342,096			(1,648,833)	78,600	(1,228,137)

Shares of common stock issued for conversions of debenture
and related accrued interest of $2,600	7,971,682	7,972			59,628		67,600

Shares of common stock issued pursuant to private placement	55,000,000	55,000	(55,000,000)	(55,000)	275,000		275,000

Warrants issued in connection with private placement					735,000		735,000

Redemption of subordinated debentures					94,545		94,545

Shares of common stock issued pursuant to cancellation of
notes payable	9,043,164	9,043			51,546		60,589

Shares issued pursuant to consulting agreements	4,500,000	4,500	(4,500,000)	(4,500)			-

Shares issued from common stock to be issued	47,500,000	47,500	(47,500,000)	(47,500)			-

Shares of common stock issued for equipment financing	2,000,000	2,000	(2,000,000)	(2,000)	10,000		10,000

Net loss for the period						(1,484,309)	(1,484,309)
Balances January 31, 2012	2,161,592,112	$2,161,592	136,061,687	$136,062	$646,343	$(4,782,610)	$(1,838,613)

TECHS LOANSTAR, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	January 31, 2012	January 31, 2011
Operating activities:
Net loss	$(1,484,309)	$(25,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	134,392	-
Stock and warrant compensation expense	735,000	-
Amortization of consulting agreement	28,500	-
Cash acquired in merger	3,064	-
Amortization of debt issuance costs	7,219	-
Change in deravitive liability	(54,907)	-
Add back Quture loss May thru July	78,600	-
Change in operating assets and liabilities:
Other assets	-	-
Increase in prepaid and other asserts	21,600	-
Increase (decrease) in accounts payable and accrued liabilities	44,078	-
Increase in accounts payable and accrued liabilities, related parties	219,712	22,247
Net cash used in operating activities	(267,050)	(3,577)

Investing activities:
Increase in deferred financing costs	-	-
License acquisition	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from sale of common stock	275,000	-
Proceeds from issuance of notes payable, related parties	4,770	35,440
Proceeds from issuance of convertible notes	185,000	-
Prepayment of services	(25,200)	-
Payments of notes payable, related parties	(950)	(31,817)
Payment of deferred financing costs	(13,000)	-
Net cash provided by financing activities	425,620	3,623

Net increase in cash and cash equivalents	158,570	46

Cash and cash equivalents, beginning of period	5,883	32

Cash and cash equivalents, end of period	$164,453	$78

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for notes payable	$60,589	$-

Common stock issued for debentures payable and accrued interest	$67,600	$-

Common stock issued for assets	$10,000	$-

TECHS LOANSTAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

January 31, 2012

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

For SEC reporting purposes, Quture is treated as the continuing reporting entity that acquired Techs (the historic registrant). The reports filed after the transaction have been prepared as if Quture (accounting acquirer) were the legal successor to Techs’ reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Quture, for all periods prior to the share exchange and consolidated with Techs from the date of the share Exchange. Quture previously had a December 31 fiscal year end, but has now assumed the fiscal year end of Techs Loanstar, Inc., the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and nine months ended January 31, 2012 and 2011 are of Quture, Inc., and from August 9, 2011 are consolidated with Techs Loanstar, Inc. All share and per share amounts of Quture have been retroactively adjusted to reflect the legal capital structure of Techs pursuant to FASB ASC 805-40-45-1.

Quture was incorporated in the state of Nevada on April 21, 2011. The Company develops medical software with tools and analytics to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes. Effective July 1, 2011, Quture merged with Q3, LLC (“Q3”), a Florida Limited Liability Company, whereby Quture was the legal acquirer and Q3 is the accounting acquirer. Accordingly, Quture’s historical financial results, includes Q3 prior to July 1, 2011 and consolidated with Quture from July 1, 2011.

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

NOTE 2 – GOING CONCERN

We have incurred losses from operations of $4,782,610 and have limited revenues from operations from inception on April 26, 2011 through the period ended January 31, 2012.  Further, the Company has a working capital deficit of approximately $1,838,613 and to maintain or develop its operations is dependent upon funds from private investors and the support of certain stockholders.

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

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending January 31 2012 and 2011, as the impact of the potential common shares would be antidilutive and decrease loss per share. Therefore, diluted loss per share presented for the periods ended January 31, 2012 and 2011 is equal to basic loss per share.

Advertising expense

Advertising is expensed when incurred.  Advertising expense was $2,000 and $2,100 for the three and nine months ended January 31, 2012, respectively.

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

NOTE 4 - LICENSING AGREEMENT

Quture has a non-exclusive five year license as an Application Partner with InterSystems Corporation (“InterSystems”). The license allows the Company to use InterSystems proprietary software in conjunction with the Company’s software. InterSystems technology is used in 80% of the hospitals in America and by the most dominant electronic medical record (“EMR”) vendors in North America. InterSystems data integration connections, known as application programming interfaces (“API’s”) are already programmed for every EMR and database. Utilizing the world’s number 1 database in clinical healthcare applications, Quture is able to collect and integrate performance metrics immediately through this partnership, creating a powerful clinical knowledge database.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At July 31, 2011 and January 31, 2012, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE

During the six months ended January 31, 2012, the Company entered into five separate note agreements with an unaffiliated investor for the issuance of five convertible promissory notes, which in the aggregate were a total of $185,000 in principal (the “CY Convertible Notes”). Among other terms, each of the CY Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the CY Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the CY Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the CY Convertible Notes and must maintain sufficient authorized shares reserved for issuance under the CY Convertible Notes. As of January 31, 2012 the Company has reserved 155,680,340 shares of common stock pursuant to this provision.

We received net proceeds of $172,000 after debt issuance costs of $13,000 paid for lender legal fees. These debt issuance costs are amortized over the terms of the CY Convertible Notes, and accordingly $3,666 and $4,996 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended January 31, 2012. Pursuant to the Share Exchange Agreement, the Company acquired a balance of $2,755, to be amortized over the remaining life of the Assumed Convertible Note (see below), and accordingly $1,222 and $2,222 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended January 31, 2012.

We determined that the conversion feature of the CY Convertible Notes represents an embedded derivative since the CY Convertible Notes are convertible into a variable number of shares upon conversion. Accordingly, the CY Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the CY Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the CY Convertible Notes. The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the CY Convertible Notes resulted in an initial debt discount of $185,000 and an initial loss on the valuation of derivative liabilities of $123,247 for a derivative liability initial balance of $308,247 on the CY Convertible Notes. At January 31, 2012, the Company revalued the derivative liability based on the face value of the balance of $185,000 of the 2011 Convertible Notes. For the period from their initial valuation to January 31, 2012, the Company decreased the derivative liability of $308,247 by $36,318 resulting in a derivative liability balance of $170,909 at October 31, 2011 for the 2011 Convertible Notes.

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability balance of $216,667 (the “Assumed Convertible Note”) to the same investor under terms identical to the CY Convertible Notes. For the period from August 9, 2011 (the Closing of the Share Exchange Agreement) to October 31, 2011, the Company decreased the derivative liability of $216,667 by $122,122 resulting in a derivative liability balance of $94,545 at October 31, 2011 for the Assumed Convertible Note. The Assumed Convertible Note was redeemed in January 2012.

The fair value of the CY Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
8/17/11	$85,227	9 months	$0.0088	$0.018	259%	1.4%
9/16/11	$52,000	9 months	$0.0075	$0.0149	259%	1.4%
10/19/11	$70,000	9 months	$0.006	$0.014	258%	1.4%
12/1/11	$41,250	9 months	$0.01	$0.02	250%	0.05%
1/8/12	$59,770	9 months	$0.0087	$0.0185	222%	0.05%

The fair value of the CY Convertible Notes and the Assumed Convertible Note was calculated at January 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$252,216	9 months	$0.007735	211%	0.05%

Additionally, pursuant to the Share Exchange Agreement, the Company assumed $150,000 of outstanding Notes due from ZZUSA. As of January 31, 2012 a summary of convertible notes payable is as follows:

CY Convertible Notes Payable	$185,000
Assumed Note	150,000
Total face value	335,000
Less discount on above	110,311
Convertible notes, net of discount	$224, 689

NOTE 7 – STOCKHOLDERS EQUITY

Common Stock

In January 2012 the Company issued 7,971,682 shares of common stock upon the conversion of $65,000 of debentures and $2,600 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.00848 per share.

During the three month period ended January 31, 2012, we issued 55,000,000 shares of our common stock to unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $275,000 or $0.005 per share.

During the three months ended January, 31, 2012 the Company issued 56,000,000 shares of common stock for shares that were to be issued in connection with the Share Exchange transaction with Quture.

On December 12, 2011 the Company issued 2,000,000 shares of common stock to an unaffiliated Company in connection with the purchase of computer equipment. The Company valued the stock at $10,000 and recorded the computer equipment as a prepaid asset as of January 31, 2012, as the Company has not received the equipment as of that date.

On December 5, 2011, the Company issued 9,043,164 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $50,589 of notes and interest payable. The shares were issued at approximately $0.0067 per share.

Options

Pursuant to the Share Exchange Agreement, the Company acquired the outstanding balances of the 2010 Equity Incentive Plan (“EIP”). A summary of outstanding option balances under the EIP at May 1, 2011 and January 31, 2012 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at May 1, 2011	10,500,000	$0.03667	9.2

Granted
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at January 31, 2012	10,500,000	$ 0.03667	8.4

Warrants

In connection with the sale of 55,000,000 shares of common stock, the Company issued warrants to purchase 55,000,000 shares of common stock. The warrants expire on the three year anniversary and have an exercise price of $0.01 per share. The Company valued the warrants at $735,000 based on the Black Scholes formula.

A summary of the activity of the Company’s outstanding warrants at May 1, 2011 and January 31, 2012 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at May 1, 2011	7,722,102	$ 0.0782	$ 0.037

Granted	57,000,000	0.01	0.013
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at January 31, 2012	64,722,102	$ 0.018	$ 0.0115

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of January 31, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.0033	1,020,000	$ 0.0033	.01 years

$0.01	57,000,000	0.01	2.59 years

$0.056 to $0.1122	6,702,102	0.089	.01 years

	7,722,102	$ 0.018	2.59 years

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has an agreement with Q’Zure, LLC to provide software and technology services that Quture requires. Pursuant to the terms of the agreement, Quture will provide Task Orders to Q’Zure on process and other terms to be negotiated on an order by order basis. For the three and nine months ended January 31, 2012 the Company incurred $153,892 and $314,250 of software development costs and as of January 31, 2012 the Company owes Q’Zure $238,807, which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2012, included herein.

The Company leases office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the Company is to pay $4,000 per month on a net lease. The term of the lease is from January 1, 2011 thru December 31, 2011, with annual renewals. For the three and nine months ended January 31, 2012 the Company has included $12,000 and $36,000 in rent expense and as of January 31, 2012 owes $21,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2012.

Effective January 1 through the date of the Share Exchange Agreement, the Company has agreed to compensate Landon Feazell $10,000 per month for his services to the Company as President and Chief Executive Officer, to be paid as cash flow permits. Effective with the Share Exchange Agreement the Company has agreed to increase Mr. Feazell’s compensation to $13,600 per month. Accordingly, for the three and nine months ended January 31, 2012 the Company has included $40,800 and $111,600 in salaries and benefits, and as of January 31, 2012, the Company owes Mr. Feazell $75,777 for accrued and unpaid fees. Effective with the Share Exchange agreement, the Company has agreed to compensate Barry Hollander $5,000 a month for his services as Chief Financial Officer. The Company has included $15,000 and $30,000 in salaries for the three and nine months ended January 31, 2012, and as January 31, 2012 the Company owes Mr. Hollander $7,500 for accrued and unpaid fees which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2012.

As of January 31, 2012 the Company owed Mr. Feazell, our Chief Executive Officer $163,068 for advances received, which was assumed by the Company pursuant to the Q3 merger. The advances are due on demand and bear no interest. Additionally, the Company owes $30,790 to Mr. Hollander as well as $82,089 to companies affiliated with a former officer and director of the registrant.

NOTE 9 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $546,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision (benefit) for income taxes from continued operations for the period ended January 31, 2012 consist of the following:

Current:
Federal	$-
State	-
-
Deferred:
Federal	$185,000
State	30,000
215,000
Benefit from the operating loss carryforward	(215,000)
(Benefit) provision for income taxes, net	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

January 31 2012

Statutory federal income tax rate	34.0%
State income taxes and other	5.40%
Effective tax rate	39.40%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

January 31 2012

Net operating loss carryforward	215,000
Valuation allowance	(215,000)

Deferred income tax asset	$-

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

As of January 31, 2012, we had $164,453 cash on hand and in the bank. We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our software, product demonstration costs and general and administrative costs including legal and accounting fees - by additional equity financing, or debt financing. This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

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

The Company has generated $40,900 of revenue during the nine months ended January 31, 2012. Total operating expenses for the three and nine months ending January 31, 2012 were $1,028,069 and $1,415,528 respectively, compared to $33,612 and $37,324 for the three and nine months ended January 31, 2011. Total other expenses for the three and nine months ended January 31, 2012 were $114,457 and $109,680 respectively, resulting in a net loss for the three and nine months ended January 31, 2012 of $1,142,526 and $1,484,309 respectively and $22,212 and $25,824 for the three and nine months ended January 31, 2011 respectively.

Operating expenses for the three and nine months ended January 31, 2012 are comprised of:

	Three Months	Nine Months

Salaries and benefits	$ 55,800	$141,600
Warrant costs	735,000	735,000
Software development	153,892	314,250
Rent	12,398	36,398
General and administrative costs	64,878	89,195
Professional fees and consulting	6,101	99,085

Total	$1,028,069	$1,415,528

Salaries and benefits

Prior to the Share Exchange Agreement, the Company had agreed to pay Landon Feazell, the President and Chief Executive Officer $10,000 a month (cash flow permitting) for his management services, and effective with the Share Exchange Agreement (August 9, 2011) the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Beginning August 9, 2011, the Company has agreed to compensate Mr. Barry Hollander $5,000 monthly for his services as Chief Financial Officer. The amounts are paid when the Company has available funds, and in the absence of such funds the Company accrues the monthly fee. For the nine months ended January 31, 2012 Mr. Feazell has been paid $63,073 and as of January 31, 2012 is owed $77,727 of accrued and unpaid fees. For the six months ended January 31, 2012 Mr. Hollander has been paid $22,500 for his services and as of January 31, 2012 is owed $7,500 of accrued and unpaid fees.

Software development

The Company has an agreement with Q’Zure, LLC (“Q’Zure”) to provide software and technology services that Quture requires. Geoffrey Feazell, an officer of our Company is the managing partner of Q’Zure. For the three and nine months ended January 31, 2012 we incurred $153,892 and $314,250 respectively, of software development costs. These costs were primarily related to the design, development and migration of our software product to our licensor’s platform, technology support and outsourced programming services. As of January 31, 2012 we owe $238,807 to Q’Zure which is included in accounts payable, related parties on the balance sheet presented herein.

Rent

The Company leases office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the Company is to pay $4,000 per month on a net lease. The term of the lease is from January 1, 2011 thru December 31, 2011, with annual renewals. For the three and nine months ended January 31, 2012 the Company has expensed $12,000 and $36,000 respectively in rent expense, and as of January 31, 2012 owes $21,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2012.

General and administrative

For the three and nine months ended January 31, 2012 the Company incurred $64,878 and $89,195 respectively of general and administrative expenses. Included in these costs are office administration, trade shows, travel and promotion.

Professional fees and consulting

Professional fees and consulting expenses for the three and nine months ended January 31, 2012 were $6,101 and $99,085 respectively. Included in this amount was $40,000 for the nine months ended January 31, 2012 related to our product demonstration costs at the University of Miami. We anticipate that we will incur additional costs of approximately $40,000 for the remainder of our fiscal year ending April 30, 2012. Legal costs were $1,052 and $12,047 for the three and nine months ended January 31, 2012, and accounting and auditing costs were $2,500 and $16,000 for the three and nine months ended January 31, 2012 respectively. Lastly, we amortized the remaining balance of $28,499 during the nine months ended January 31, 2012 relating to a marketing consultant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at January 31, 2012, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011, had not been remediated as of January 31, 2012.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2012 the Company issued 7,971,682 shares of common stock upon the conversion of $65,000 of debentures and $2,600 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.00848 per share.

During the three month period ended January 31, 2012, we issued 55,000,000 shares of our common stock to unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $275,000 or $0.005 per share.

During the three months ended January, 31, 2012 the Company issued 56,000,000 shares of common stock for shares that were to be issued in connection with the Share Exchange transaction with Quture.

On December 5, 2011, the Company issued 9,043,164 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $50,589 of notes and interest payable. The shares were issued at approximately $0.0067 per share.

On December 12, 2011 the Company issued 2,000,000 shares of common stock to an unaffiliated Company in connection with the purchase of computer equipment. The Company valued the stock at $10,000 and recorded the computer equipment as an asset.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

.

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

(b) Reports on Form 8-K. During the fiscal quarter ended January 31, 2012, the Company filed the following reports:

Current Report on Form 8-K, on November 9, 2011

Current Report on Form 8-K on January 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2012

TECHS LOANSTAR, INC.

By: /s/ G. Landon Feazell

G. Landon Feazell

President, Secretary Treasurer, Director

(Principal Executive Officer)

