Form 10-Q
period 2012-07-31
TECHS LOANSTAR, INC.
filed 2012-09-19
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: July 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-143630

QUTURE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada                             20-4682058

(State or other jurisdiction          (IRS Employer

of incorporation or organization) Identification No.)

319 Clematis Street, Suite 400, West Palm Beach, FL, 33401

(Address of principal executive offices)

(561) 514-9042

(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☑

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of September 14, 2012 was 2,226,116,313 shares.

QUTURE INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page(s)
BALANCE SHEETS	2
STATEMENTS OF OPERATIONS	3
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	4
STATEMENTS OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6 - 13

ITEM 1. FINANCIAL STATEMENTS

QUTURE INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
ASSETS
Current Assets
Cash	$5,420	$51,521
Prepaid assets	4,286	8,561
Deferred financing costs	6,873	7,692
Total current assets	16,579	67,774
Property, plant and equipment, net of accumulated]
depreciation of $2,713 (July 31) and $1,180 (April 30)	15,338	16,871
Security deposit	1,000	1,000
Total assets	$32,917	$85,645
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$845,134	$833,790
Accounts payable and accrued expenses, related parties	699,389	536,515
Notes payable	120,950	198,850
Notes payable, related parties	193,858	193,858
Convertible notes, net of discount	211,412	184,606
Derivative Liability	448,689	341,380
Total Liabilities	2,519,432	2,288,999
STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 2,500,000,000
shares authorized and 2,214,556,789 (July 31) and
2,192,681,818 (April 30) outstanding	2,214,556	2,192,628
Common stock to be issued	120,062	120,062
Preferred stock, par value $0.001, 10,000,000 shares
authorized, none issued	—	—
Additional paid in capital	1,707,694	1,459,298
Deficit	(6,528,827)	(5,975,342)
Total Stockholders' Deficit	(2,486,515)	(2,203,354)
Total Liabilities and Stockholders' Deficit	$32,917	$85,645

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended

	July 31, 2012	July 31, 2011
REVENUE	$9,000	$10,800
OPERATING EXPENSES:
Salaries and management fees	90,486	30,000
General and administrative expenses	47,360	8,947
Professional fees & consultants	3,000	6,500
Rent and office expenses	26,480	12,000
Software development	162,314	50,659
Total Operating Expenses	357,640	108,106
LOSS FROM OPERATIONS	(348,640)	(97,306)
OTHER INCOME (EXPENSES):
Interest expense	(81,912)	(1,111)
Interest expense, related parties	(3,900)	—
Change in derivative liability	(119,033)	—
Total Other Income (Expenses)	(204,845)	(1,111)
LOSS BEFORE INCOME TAXES	(553,485)	(98,418)
PROVISION FOR INCOME TAX	—	—
NET LOSS	$(553,485)	$(98,418)
Basic and diluted net loss
per common share	$(0.01)	$(0.01)
Basic and diluted weighted average
common shares outstanding	2,203,806,923	1,997,011,344

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 31, 2012

					Additional		Total
	Common stock		Common stock to be issued		Paid- in		stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	deficit
Balances May 1, 2012	2,192,628,818	$2,192,628	120,061,687	$120,062	$1,459,298	$(5,975,342)	$(2,203,354)
Shares of common stock issued for conversions of debenture and related accrued interest of $1,100	7,927,971	7,928	-	-	32,672	-	40,600
Shares of common stock issued pursuant to private placement	4,000,000	4,000	-	-	16,000	-	20,000
Warrants issued in connection with private placement	-	-	-	-	28,000	-	28,000
Redemption of subordinated debentures	-	-	-	-	81,724	-	81,724
Shares of common stock issued pursuant to cancellation of notes payable	10,000,000	10,000	-	-	90,000	-	100,000
Net loss for the period	-	-	-	-	-	(553,485)	(553,485)
Balances July 31, 2012	2,214,556,789	$2,214,556	120,061,687	$120,062	$1,707,694	$(6,528,827)	$(2,486,515)

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	July 31, 2012	July 31, 2011
Operating activities:
Net loss	$(553,485)	$(98,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative liability expense on convertible notes	32,427	-
Stock and warrant compensation expense	28,000
Amortization of debt discount	66,306	-
Amortization of debt issuance costs	5,819	-
Change in deravitive liability	86,606	-
Depreciation	1,533	-
Change in operating assets and liabilities:
Other assets	4,275	-
Increase (decrease) in accounts payable and accrued liabilities	12,443	1,111
Increase in accounts payable and accrued liabilities, related parties	162,875	14,359
Net cash used in operating activities	(153,201)	(82,947)
Financing activities:
Decrease in bank overdraft	-	(2,147)
Proceeds from sale of common stock	20,000	-
Proceeds from issuance of notes payable, related parties	1,600	-
Proceeds from issuance of convertible notes	70,000	-
Proceeds from issuance of notes payable	25,300	100,000
Payments of notes payable, related parties	(1,600)	(9,023)
Payments of notes payable	(3,200)	-
Payment of deferred financing costs	(5,000)	-
Net cash provided by financing activities	107,100	88,830
Net increase in cash and cash equivalents	(46,101)	5,883
Cash and cash equivalents, beginning of period	51,521	-
Cash and cash equivalents, end of period	$5,420	$5,883
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for notes payable	$100,000	$0
Common stock issued for debentures payable and accrued interest	$40,600	$0

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

July 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Quture International, Inc. (“QUTR” or the “Registrant”) was incorporated on April 7, 2006 in the State of Nevada. The fiscal year end of the Registrant is April 30. The Company was initially organized as Techs Loanstar, Inc. Pursuant to an Agreement Concerning the Exchange of Securities dated February 10, 2010 by and between the Registrant and ZenZuu USA, Inc., a Nevada corporation ("ZZUSA"), the Registrant and ZZUSA entered into a share exchange whereby all of the issued and outstanding capital stock of ZZUSA, were exchanged for like securities of the Registrant. On July 25, 2011, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Quture, Inc., a Nevada corporation (“Quture”).   Pursuant to the Exchange Agreement, the Registrant acquired all of the outstanding capital stock of Quture in exchange (the “Exchange”) for the issuance of an aggregate of 1,938,543,110 shares (the “Exchange Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of Quture at the time of the Exchange.  As a result of the Exchange, Quture became a wholly-owned subsidiary of the Registrant and the shareholders of Quture beneficially at Closing, owned approximately eighty-five percent (85%) of the issued and outstanding Common Stock of the Registrant.

For SEC reporting purposes, Quture is treated as the continuing reporting entity that acquired QUTR (the historic registrant). The reports filed after the transaction have been prepared as if Quture (accounting acquirer) were the legal successor to Qutr’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Quture, for all periods prior to the share exchange and consolidated with Qutr from the date of the share Exchange. Quture previously had a December 31 fiscal year end, but has now assumed the fiscal year end of Quture International, Inc., the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended July 31, 2011 are of Quture and for the three months ended July 31, 2012 are of Quture consolidated with Quture International, Inc. All share and per share amounts of Quture have been retroactively adjusted to reflect the legal capital structure of Qutr pursuant to FASB ASC 805-40-45-1.

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

NOTE 2 – GOING CONCERN

We have incurred losses from operations of $6,528,827 and have limited revenues from operations from inception on April 26, 2011 through the period ended July 31, 2012.  Further, the Company has a working capital deficit of approximately $2,502,853 and to maintain or develop its operations is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our software, product demonstration costs and general and administrative costs including legal and accounting fees - by additional loans, equity financing, or debt financing. This may be in the form of private placements of common stock, or issuances of promissory notes or convertible notes, either of which will cause dilution to our existing shareholders. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations.

Management believes that if it is successful in obtaining working capital, it will enable us to continue to develop our software and as we successfully demonstrate our product, we may generate sales revenue within the following twelve months thereafter.

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

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending July 31 2012 and 2011, as the impact of the potential common shares would be antidilutive and decrease loss per share. Therefore, diluted loss per share presented for the periods ended July 31, 2012 and 2011 is equal to basic loss per share.

Advertising expense

Advertising is expensed when incurred.  Advertising expense was $2,000 and $2,100 for the three months ended July 31, 2012 and 2011, respectively.

Software Development Costs

The Company expenses all software development costs when incurred. Software development costs were $162,314 and $50,659 for the three months ended July 31, 2012 and 2011, respectively.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At April 30, 2012 and July 31, 2012, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

  The carrying value of cash and cash equivalents, employee advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments pursuant to ASC 820.

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE

During the three months ended July 31, 2012, the Company entered into two separate note agreements with an unaffiliated investor for the issuance of two convertible promissory notes, which in the aggregate were a total of $70,000 in principal (the “CY Convertible Notes”). Among other terms, each of the CY Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the CY Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the CY Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the CY Convertible Notes and must maintain sufficient authorized shares reserved for issuance under the CY Convertible Notes. As of July 31, 2012 the Company has reserved 140,000,000 shares of common stock pursuant to this provision for the CY Convertible Notes and the remaining balance of the PY Convertible Notes (see below).

We received net proceeds of $65,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs are amortized over the terms of the CY Convertible Notes, and accordingly $848 has been expensed as debt issuance costs (included in interest expense) for the three months ended July 31, 2012.

During the year ended April 30, 2012, the Company entered into seven separate note agreements with the same investor of the CY Convertible Notes for the issuance of seven convertible promissory notes, which in the aggregate were a total of $282,500 in principal (the “PY Convertible Notes”). The CY Convertible Notes and PY Convertible Notes, together are referred to as the Convertible Notes.

The Company evaluated the conversion options of the Convertible Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the Convertible Notes. The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the CY Convertible Notes resulted in an initial debt discount of $70,000 and an initial loss on the valuation of derivative liabilities of $32,427 for a derivative liability initial balance of $102,427 on the CY Convertible Notes. At July 31, 2012, the Company revalued the derivative liability, and for the period from their initial valuation to July 31, 2012, the Company increased the derivative liability of $102,427 by $58,229 resulting in a derivative liability balance of $160,656 at July 31, 2012 for the CY Convertible Notes.

At April 30, 2012, the Company revalued the derivative liability based on the face value of the balance of $165,000 of the PY Convertible Notes. At April 30, 2012 the derivative liability for the remaining $165,000 for the PY Convertible Notes is $341,380. During the three months ended July 31, 2012, the investor converted $39,500 of principal of the PY Convertible Notes, resulting in a decrease to the derivative liability of $81,724. From the period from April 30, 2012 to July 31, 2012, the Company revalued the remaining balance of $125,500 of the PY Convertible Notes and increased the derivative liability by $28,377, accordingly, the derivative liability as of July 31, 2012 on the PY Convertible Notes is $288,033.

The fair value of the CY Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/11/12	$58,252	9 months	$0.00515	$0.0124	138%	0.09%
7/18/12	$44,175	9 months	$0.00515	$0.011	141	0.09%

The fair value of the CY and PY Convertible Notes and the Assumed Convertible Note was calculated at January 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$252,216	9 months	$0.007735	211%	0.05%

The inputs used estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of April 30, 2012 and July 31, 2012 is as follows:

Fair Value	Derivative Liability Balance 4/30/12	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 7/31/12	Derivative Liability Balance 7/31/12
CY Convertible Notes	$ -	$ 102,427	$ -	$ 58,229	$ 160,656
PY Convertible Notes	341,380	-	(81,724)	28,377	288,033
Total	$ 341,380	$ 102,427*	$ (81,724)	$ 86,606	$ 448,689

*Comprised of $70,000, the discount on the face value of the convertible note and the initial derivative liability expense of $32,427 which is included in the derivative liability expense of $119,033 on the condensed statement of operations for the three months ended July 31, 2012, included herein.

Additionally, pursuant to the Exchange Agreement, the Company assumed $150,000 of outstanding Notes due from ZZUSA. As of July 31, 2012 a summary of convertible notes payable is as follows:

CY Convertible Notes	$70,000
PY Convertible Notes	125,500
Assumed Note	150,000
Total face value	345,500
Less discount on above	134,088
Convertible notes, net of discount	$211,412

NOTE 7 – STOCKHOLDERS EQUITY

Common Stock

On May 29, 2012, the Company issued 10,000,000 shares of common stock upon the conversion of $100,000 convertible note. The shares were issued at $0.01 per share.

On June 4, 2012, the Company issued 2,105,263 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0057 per share.

On June 7, 2012, the Company issued 2,352,941 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0051 per share.

On June 13, 2012, the Company issued 1,069,767 shares of common stock upon the conversion of $3,500 of debentures and accrued and unpaid interest of $1,100. The shares were issued at an average price of approximately $0.0043 per share.

On July 16, 2012, we issued 4,000,000 shares of our common stock to unaffiliated accredited investor pursuant to a private placement.  The shares were sold for $20,000 or $0.005 per share.

On July 19, 2012, the Company issued 2,400,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.005 per share.

Options

Pursuant to the Exchange Agreement, the Company acquired the outstanding balances of the 2010 Equity Incentive Plan (“EIP”). A summary of outstanding option balances under the EIP at May 1, 2012 and July 31, 2012 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at May 1, 2012	10,500,000	$0.03667	8.2
Granted
Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable at July 31, 2012	10,500,000	$0.03667	7.9

Warrants

In connection with the sale of 4,000,000 shares of common stock, the Company issued warrants to purchase 4,000,000 shares of common stock. The warrants expire on the three year anniversary and have an exercise price of $0.01 per share. The Company valued the warrants at $28,000 based on the Black Scholes formula.

A summary of the activity of the Company’s outstanding warrants at May 1, 2012 and July 31, 2012 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at May 1, 2012	87,000,000	$0.008	$0.015
Granted	4,000,000	0.01	0.007
Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable at July 31, 2012	91,000,000	$0.008	$0.015

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of July 31, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life
$0.005	30,000,000	$0.005	.9 years
$0.01	61,000,000	0.01	1.6 years
	91,000,000	$0.008	2.50 years

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has an agreement with Q’Zure, LLC to provide software and technology services that Quture requires. Pursuant to the terms of the agreement, Quture will provide Task Orders to Q’Zure on process and other terms to be negotiated on an order by order basis. For the three months ended July 31, 2012 the Company incurred $162,314 of software development costs and as of July 31, 2012 the Company owes Q’Zure $543,150, which is included in accounts payable and accrued expenses, related parties on the balance sheet as of July 31, 2012, included herein. Included in the related party liability are management fees of $19,321 to Q’zure.

Effective January 1, 2011 through the date of the Share Exchange Agreement, the Company had agreed to compensate Landon Feazell $10,000 per month for his services to the Company as President and Chief Executive Officer, to be paid as cash flow permits. Effective with the Share Exchange Agreement the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Accordingly, for the three months ended January 31, 2012 and 2011 the Company has included $40,800 and $30,000, respectively in salaries and management, and as of July 31, 2012, the Company owes Mr. Feazell $53,225 for accrued and unpaid fees. Effective with the Share Exchange agreement, the Company has agreed to compensate Barry Hollander $5,000 a month for his services as Chief Financial Officer. The Company has included $15,000 in salaries for the three months ended July 31, 2012, and as July 31, 2012 the Company owes Mr. Hollander $13,923 for accrued and unpaid fees which is included in accounts payable and accrued expenses, related parties on the balance sheet as of July 31, 2012.

As of July 31, 2012 the Company owed Mr. Feazell, our Chief Executive Officer $163,068 for advances received, which was assumed by the Company pursuant to the Q3 merger. The advances are due on demand and bear no interest. Additionally, the Company owes Mr. Hollander, our Chief Financial Officer, $30,790 for advances and loans received.

Through April 25, 2012, the Company leased office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the monthly rent was $4,000 on a net lease. For the three months ended July 31, 2011 the Company has included $12,000 in rent expense and as of July 31, 2012 owes $23,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of July 31, 2012.

NOTE 9 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $1,471,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

July 31, 2012
Statutory federal income tax rate	34.0%
State income taxes and other	5.40%
Effective tax rate	39.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

July 31, 2012
Net operating loss carryforward	579,574
Valuation allowance	(579574)
Deferred income tax asset	$-

NOTE 10 – SUBSEQUENT EVENTS

On August 13, 2012, the Company issued 4,642,857 shares of common stock upon the conversion of $13,000 of debentures. The shares were issued at an average price of approximately $0.0028 per share.

On August 21, 2012, the Company issued 6,916,667 shares of common stock upon the conversion of $15,000 of debentures and accrued and unpaid interest of $1,600. The shares were issued at an average price of approximately $0.0024 per share.

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

As of July 31, 2012, we had $5,420 cash on hand and in the bank. We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our software, product demonstration costs and general and administrative costs including legal and accounting fees - by additional equity financing, or debt financing. This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

Management believes that if subsequent private placements are successful, which in turn may enable us to continue to develop our software and we successfully demonstrate our product, we may generate sales revenue within the following twelve months thereafter.

If we are unsuccessful in raising the additional proceeds through a private placement or debt offering we will then have to seek capital from other sources, which may not even be available to the Company. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Quture International's common stock could lose all of their investment.

For the three months ended July 31, 2012 the Company had $9,000 of revenues compared to $10,800 for the three months ended July 31, 2011. Total operating expenses for the three months ending July 31, 2012 was $357,640, compared to $108,106 for the three months ended July 31, 2011. Total other expenses for the three months ended July 31, 2012 and 2011 were $204,845 and $1,111, respectively, resulting in a net loss for the three months ended July 31, 2012 of $553,485 and $98,418 for the three months ended July 31, 2011.

Operating expenses for the three months ended July 31, 2012 and 2011 are comprised of:

	2012	2011
Salaries and benefits	$ 90,486	$ 30,000
Warrant costs	28,000	-
Software development	162,314	50,659
Rent	26,480	12,000
General and administrative costs	47,360	8,947
Professional fees and consulting	3,000	6,500
Total	$ 357,640	$ 108,106

Salaries and benefits

Prior to the Share Exchange Agreement, the Company had agreed to pay Landon Feazell, the President and Chief Executive Officer $10,000 a month (cash flow permitting) for his management services, and effective with the Share Exchange Agreement (August 9, 2011) the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Beginning August 9, 2011, the Company has agreed to compensate Mr. Barry Hollander $5,000 monthly for his services as Chief Financial Officer. The amounts are paid when the Company has available funds, and in the absence of such funds the Company accrues the monthly fee. For the three months ended July 31, 2012, Mr. Feazell has been paid $47,853 and as of July 31, 2012 is owed $53,325 of accrued and unpaid fees. For the three months ended July 31, 2012 Mr. Hollander has been paid $15,000 for his services and as of July 31, 2012 is owed $12,500 of accrued and unpaid fees.

Software development

The Company has an agreement with Q’Zure, LLC (“Q’Zure”) to provide software and technology services that Quture requires. Geoffrey Feazell, an officer of our Company is the managing partner of Q’Zure. For the three months ended July 31, 2012 we incurred $162,314 of software development costs. These costs were primarily related to the design, development and migration of our software product to our licensor’s platform, technology support and outsourced programming services. As of July 31, 2012 we owe $543,150 to Q’Zure which is included in accounts payable, related parties on the balance sheet presented herein.

Rent

Effective on May 1, 2012 Quture entered into a one year agreement to rent approximately 4,100 square feet of office space in Daytona Beach, Florida. The monthly rent is $4,014 plus applicable taxes.

Through April 25, 2012, the Company leased office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the monthly rent was $4,000 on a net lease. For the three months ended July 31, 2011 the Company has included $12,000 in rent expense and as of July 31, 2012 owes $23,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of July 31, 2012.

General and administrative

For the three months ended July 31, 2012 and 2011 the Company incurred $47,360 and $8,947 respectively of general and administrative expenses. Included in these costs are office administration, trade shows, travel and promotion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2012. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at July 31, 2012, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012, had not been remediated as of July 31, 2012.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 29, 2012, the Company issued 10,000,000 shares of common stock upon the conversion of $100,000 convertible note. The shares were issued at $0.01 per share.

On June 4, 2012, the Company issued 2,105,263 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0057 per share.

On June 7, 2012, the Company issued 2,352,941 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0051 per share.

On June 13, 2012, the Company issued 1,069,767 shares of common stock upon the conversion of $3,500 of debentures and accrued and unpaid interest of $1,100. The shares were issued at an average price of approximately $0.0043 per share.

On July 16, 2012, we issued 4,000,000 shares of our common stock to unaffiliated accredited investor pursuant to a private placement.  The shares were sold for $20,000 or $0.005 per share.

On July 19, 2012, the Company issued 2,400,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.005 per share.

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

Dated: September 19, 2012

QUTURE INTERNATIONAL, INC.

By: /s/ G. Landon Feazell

G. Landon Feazell

President, Secretary Treasurer, Director

(Principal Executive Officer)