Form 10-Q/A
period 2012-07-31
TECHS LOANSTAR, INC.
filed 2012-10-16
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended

	July 31, 2012	July 31, 2011
REVENUE	$9,000	$10,800
OPERATING EXPENSES:
Salaries and management fees	90,486	30,000
General and administrative expenses	47,360	8,947
Professional fees & consultants	3,000	6,500
Rent and office expenses	26,480	12,000
Software development	190,314	50,659
Total Operating Expenses	357,640	108,106
LOSS FROM OPERATIONS	(348,640)	(97,306)
OTHER INCOME (EXPENSES):
Interest expense	(81,912)	(1,111)
Interest expense, related parties	(3,900)	—
Change in derivative liability	(119,033)	—
Total Other Income (Expenses)	(204,845)	(1,111)
LOSS BEFORE INCOME TAXES	(553,485)	(98,418)
PROVISION FOR INCOME TAX	—	—
NET LOSS	$(553,485)	$(98,418)
Basic and diluted net loss
per common share	$(0.01)	$(0.01)
Basic and diluted weighted average
common shares outstanding	2,203,806,923	1,997,011,344

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