Form 10-Q
period 2012-10-31
TECHS LOANSTAR, INC.
filed 2012-12-26
CIK 1397795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: October 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-143630

___________QUTURE INTERNATIONAL, INC.___________

(Exact name of registrant as specified in its charter)

____Nevada____ _____ 20-4682058___

(State or other jurisdiction (IRS Employer

of incorporation or organization) Identification No.)

________319 Clematis Street, Suite 400, West Palm Beach, FL, 33401__________

(Address of principal executive offices)

___________________(561) 514-9042_______________

(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the company is a shell company                  Yes   ☐      No  ☑

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of December 15, 2012 was 2,251,832,571 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at October 31, 2012 (Unaudited) and April 30, 2012	2
Consol Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2012 and 2011 (Unaudited)	3
Condensed Consolidated Statement of Shareholders’ Equity (Deficit) for the six months ended October 31, 2012 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and 2011 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements	6 – 13
Item 2. Management’s Discussion and Analysis	14-15
Item 3. Quantitative and Qualitative Disclosures about Market Risks	15
Item 4. Controls and Procedures	15-16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Signatures	18

QUTURE INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page(s)
BALANCE SHEETS	2
STATEMENTS OF OPERATIONS	3
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	4
STATEMENTS OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6 - 13

QUTURE INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
	October 31, 2012 (Unaudited)	April 30, 2012
ASSETS
Current Assets
Cash	$75	$51,521
Prepaid assets	4,286	8,561
Deferred financing costs	2,187	7,692
Total current assets	6,548	67,774
Property, plant and equipment, net of accumulated depreciation of $4,295 (October 31) and $1,180 (April 30)	14,937	16,871
Security deposit	1,000	1,000
Total assets	$22,485	$85,645
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Checks written in excess of cash	$1,248	$—
Accounts payable and accrued expenses	860,476	833,790
Accounts payable and accrued expenses, related parties	860,278	536,515
Notes payable	175,950	198,850
Notes payable, related parties	190,303	193,858
Convertible notes, net of discount	226,301	184,606
Derivative Liability	348,518	341,380
Total Liabilities	2,663,075	2,288,999
STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 2,500,000,000 shares authorized and 2,237,379,471 October 21 and 2,192,681,818 (April 30) outstanding	2,237,379	2,192,628
Common stock to be issued	120,062	120,062
Preferred stock par value $0.001, 10,000,000 shares authorized, none issued	—	—
Additional paid in capital	2,553,975	1,459,298
Deficit	(7,552,006)	(5,975,342)
Total Stockholders' Deficit	(2,640,590)	(2,203,354)
Total Liabilities and Stockholders' Deficit	$22,485	$85,645

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended		For the six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
REVENUE	$12,000	$4,900	$21,000	$40,900
OPERATING EXPENSES:
Salaries and management fees	769,310	55,800	887,796	85,800
General and administrative expenses	45,894	10,323	84,768	24,317
Professional fees & consultants	8,752	84,984	11,752	92,984
Rent and office expenses	14,733	12,000	49,699	24,000
Software development	90,862	111,680	253,176	160,358
Total Operating Expenses	929,551	274,787	1,287,191	387,459
LOSS FROM OPERATIONS	(917,551)	(269,887)	(1,266,191)	(346,559)
OTHER INCOME (EXPENSES):
Interest expense	(87,147)	(59,781)	(169,059)	(61,725)
Interest expense, related parties	(3,899)	(2,210)	(7,799)	(2,210)
Change in derivative liability	(14,583)	68,712	(133,616)	68,712
Total Other Income (Expenses)	(105,629)	6,721	(310,474)	4,777
LOSS BEFORE INCOME TAXES	(1,023,180)	(263,166)	(1,576,664)	(341,782)
PROVISION FOR INCOME TAX	—	—	—
NET LOSS	$(1,023,180)	$(263,166)	$(1,576,664)	$(341,782)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	2,227,117,524	1,738,003,813	2,215,457,276	1,017,058,282

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2012

(Unaudited)

					Additional		Total
	Common stock		Common stock to be issued		Paid- in		stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	deficit
Balances May 1, 2012	2,192,628,818	$2,192,628	120,061,687	$120,062	$1,459,298	$(5,975,342)	$(2,203,354)
Shares of common stock issued for conversions of debenture and related accrued interest of $2,600	30,750,653	30,751	-	-	61,449	-	92,200
Shares of common stock issued pursuant to private placement	4,000,000	4,000	-	-	16,000	-	20,000
Warrants issued in connection with private placement and promissory note	-	-	-	-	40,750	-	40,750
Warrant issued pursuant to consulting agreement		-	-	-	690,000	-	690,000
Redemption of subordinated debentures	-	-	-	-	196,478	-	196,478
Shares of common stock issued pursuant to cancellation of notes payable	10,000,000	10,000	-	-	90,000	-	100,000
Net loss for the period	-	-	-	-	-	(1,576,664)	(1,576,664)
Balances October31, 2012	2,237,379,471	$2,237,379	120,061,687	$120,062	$2,553,975	$(7,552,006)	$(2,640,590)

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	October 31, 2012	October 31, 2011
Operating activities:
Net loss	$(1,576,664)	$(341,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative liability expense on convertible notes	32,427	49,299
Stock and warrant compensation expense	730,750	-
Amortization of debt discount	131,195	-
Cash acquired in merger	-	(3,064)
Amortization of debt issuance costs	10,505	3,639
Liabilities assumed in reverse merger	-	1,343,037
Reverse merger		(1,228,121)
Change in deravitive liability	101,190	(68,712)
Depreciation	3,115	-
Change in operating assets and liabilities:
Other assets	4,275	(14,400)
Increase (decrease) in accounts payable and accrued liabilities	29,387	45,986
Increase in accounts payable and accrued liabilities, related parties	323,764	101,206
Net cash used in operating activities	(210,057)	(112,913)
Investing activities:
Purchases of equipment	(1,181)	-
Net cash used in investing activities	(1,181)	-
Financing activities:
Decrease in bank overdraft	1,247	-
Proceeds from sale of common stock	20,000	-
Proceeds from issuance of notes payable, related parties	21,165	1,850
Proceeds from issuance of convertible notes	70,000	117,500
Proceeds from issuance of notes payable	80,300	0
Payments of notes payable, related parties	(24,720)	(950)
Payments of notes payable	(3,200)	-
Payment of deferred financing costs	(5,000)	(11,000)
Net cash provided by financing activities	159,792	107,400
Net increase in cash and cash equivalents	(51,446)	(5,513)
Cash and cash equivalents, beginning of period	51,521	5,883
Cash and cash equivalents, end of period	$75	$370
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for notes payable	$100,000	$-
Common stock issued for debentures payable and accrued interest	$92,200	$-

See notes to condensed financial statements

QUTURE INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

October 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Quture International, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at October 31, 2012, the results of operations and cash flows for the six months ended October 31, 2012 and 2011.  The balance sheet as of April 30, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period.  Actual results could differ from those estimates.

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

NOTE 2 – GOING CONCERN

We have incurred losses from operations of $7,552,006 and have limited revenues from operations from inception on April 26, 2011 through the period ended October 31, 2012.  Further, the Company has a working capital deficit of approximately $2,657,000 and to maintain or develop its operations is dependent upon funds from private investors and the support of certain stockholders.

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

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options, warrants and common stock underlying convertible promissory notes are not considered in the calculations for the periods ending October 31 2012 and 2011, as the impact of the potential common shares would be antidilutive and decrease loss per share. As of October 31, 2012 the Company’s outstanding convertible debt is convertible into 62,805,755 shares of common stock and warrants and options to purchase 168,500,000 shares of common stock outstanding. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $2,000 for the three and six months ended October 31, 2012 and $2,100 for the three and six months ended October 31, 2011.

Software Development Costs

The Company expenses all software development costs when incurred. Software development costs were $90,862 and $253,176 for the three months and six ended October 31, 2012, respectively, and $111,680 and $160,358 for the three and six months ended October 31, 2011, respectively.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on ASC Topic 718- Compensation- Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. These statements also provide guidance in valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.

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

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends ASC 350, “Intangibles — Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 4 - AGREEMENTS

License Agreement

Quture entered into a contract with InterSystems Corporation (“InterSystems”) in September 2011 for a period of five years as an Application Partner. The InterSystems agreement provides for Quture to develop its software products on the InterSystems technology platform and to sell licenses to the Quture products with InterSystems license fees provided for by the Quture licenses agreements. Quture has developed its QualOptima product operating on an InterSystems Developer’s License. Future installations for customers require revenue to InterSystems consistent with their Price Book for the Ensemble Enterprise technology bundle. More than two-thirds of the U.S. population is served by InterSystems-based healthcare technology. InterSystems data integration connections, known as application programming interfaces (“API’s”) are already programmed for essentially every EMR and database vendor. The InterSystems technology gives Quture a valuable competitive advantage from their developed connectors. Utilizing the world’s number 1 database in clinical healthcare applications, Quture is able to collect and integrate performance metrics immediately through this partnership, creating a powerful clinical knowledge database. The additional tools in the Ensemble Enterprise software bundle provide Quture with the full complement of information technology for its Breakthrough Application QualOptima. The Quture product QualOptima has been proven to the mutual satisfaction of Quture and InterSystems in a formal Clinical Trial at the University of Miami, Miller School of Medicine and Jackson Memorial Hospital advancing the Application Partnership agreement with InterSystems to commercial marketing and sales of the Quture product.

Clinical Trial Agreement

The University of Miami (“Institution”) and the Public Health Trust of Miami-Dade County, Florida (“Hospital”) entered into a Clinical Trial Agreement (“CTA”) with the Company effective June 1, 2012, for a one year term. Pursuant to the CTA, the Company will provide funding to the Institution to conduct a clinical evaluation at Hospital for the “Electronic Performance and Outcomes Measurement in Anesthesiology: Demonstration of the Potential Value of Analytics Based on a Scientific Data Model Utilizing a Unique Technology Platform” (the “Protocol”).

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At April 30, 2012 and October 31, 2012, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

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

NOTE 6 – CONVERTIBLE AND PROMISSORY NOTES PAYABLE

Notes payable

On September 17, 2012 (the “Issuance Date”) the Company issued a $50,000 promissory note to a third party. The note bears interest at ten (10) percent per annum. Repayment of the note is the earlier of a) at the time gross revenue to the Company in excess of $50,000 gross receipts from any license fees, contract for products and/or services, including retainers for such products and or services with the Company to retain 50% of said gross revenues and the balance to be paid to the noteholder or b) six (6) months from the Issuance Date. The Company also issued a warrant to the noteholder to purchase 2,500,000 shares of common stock at an exercise price of $0.0025 per share, expiring on the third anniversary of the Issuance Date.

Convertible notes payable

On June 11, 2012 and July 18, 2012, the Company entered into two separate note agreements with an unaffiliated investor for the issuance of two convertible promissory notes, which in the aggregate were a total of $70,000 in principal (the “CY Convertible Notes”). Among other terms, each of the CY Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the CY Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the CY Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the CY Convertible Notes and must maintain sufficient authorized shares reserved for issuance under the CY Convertible Notes. As of October 31, 2012 the Company has reserved 140,000,000 shares of common stock pursuant to this provision for the CY Convertible Notes and the remaining balance of the PY Convertible Notes (see below).

We received net proceeds of $65,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs are amortized over the terms of the CY Convertible Notes, and accordingly $2,500 and $3,348 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended October 31, 2012.

During the year ended April 30, 2012, the Company entered into seven separate note agreements with the same investor of the CY Convertible Notes for the issuance of seven convertible promissory notes, which in the aggregate were a total of $282,500 in principal (the “PY Convertible Notes”). The CY Convertible Notes and PY Convertible Notes, together are referred to as the Convertible Notes.

The Company evaluated the conversion options of the Convertible Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the Convertible Notes. The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the CY Convertible Notes resulted in an initial debt discount of $70,000 and an initial loss on the valuation of derivative liabilities of $32,427 for a derivative liability initial balance of $102,427 on the CY Convertible Notes. At October 31, 2012, the Company revalued the derivative liability, and for the period from their initial valuation to October 31, 2012, the Company increased the derivative liability of $102,427 by $71,207 resulting in a derivative liability balance of $173,634 at October 31, 2012 for the CY Convertible Notes.

At April 30, 2012, the Company revalued the derivative liability based on the face value of the balance of $165,000 of the PY Convertible Notes. At April 30, 2012 the derivative liability for the remaining $165,000 for the PY Convertible Notes is $341,380. During the six months ended October 31, 2012, the investor converted $89,500 of principal of the PY Convertible Notes, resulting in a decrease to the derivative liability of $196,478. From the period from April 30, 2012 to October 31, 2012, the Company revalued the remaining balance of $75,500 of the PY Convertible Notes and increased the derivative liability by $29,982, accordingly, the derivative liability as of October 31, 2012 on the PY Convertible Notes is $174,884.

The fair value of the CY Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/11/12	$58,252	9 months	$0.00515	$0.0124	138%	0.09%
7/18/12	$44,175	9 months	$0.00515	$0.011	141	0.09%

The fair value of the CY and PY Convertible Notes and the Assumed Convertible Note was calculated at October 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$348,518	2-9 months	$0.00232	198%	0.09-0.015%

The inputs used estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of April 30, 2012 and October 31, 2012 is as follows:

Fair Value	Derivative Liability Balance 4/30/12	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 10/31/12	Derivative Liability Balance 10/31/12
CY Convertible Notes	$ -	$102,427	$ -	$71,207	$173,634
PY Convertible Notes	341,380	-	(196,478)	29,982	174,884
Total	$341,380	$102,427*	$(196,478)	$101,189	$348,518

*Comprised of $70,000, the discount on the face value of the convertible note and the initial derivative liability expense of $32,427 which is included in the derivative liability expense of $133,616 on the condensed statement of operations for the six months ended October 31, 2012, included herein.

Additionally, pursuant to the Exchange Agreement, the Company assumed $150,000 of outstanding Notes. As of October 31, 2012 a summary of convertible notes payable is as follows:

CY Convertible Notes	$70,000
PY Convertible Notes	75,500
Assumed Note	150,000
Total face value	295,500
Less discount on above	69,200
Convertible notes, net of discount	$226,300

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

On August 13, 2012, the Company issued 4,642,857 shares of common stock upon the conversion of $13,000 convertible note. The shares were issued at $0.0028 per share.

On August 21, 2012, the Company issued 6,916,667 shares of common stock upon the conversion of $15,000 of debentures and accrued and unpaid interest of $1,600. The shares were issued at an average price of approximately $0.0024 per share.

On September 24, 2012, the Company issued 6,000,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.002 per share.

On October 19, 2012, the Company issued 5,263,158 shares of common stock upon the conversion of $10,000 of debentures. The shares were issued at an average price of approximately $0.0019 per share.

Options

Pursuant to the Exchange Agreement, the Company acquired the outstanding balances of the 2010 Equity Incentive Plan (“EIP”). A summary of outstanding option balances under the EIP at May 1, 2012 and October 31, 2012 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at May 1, 2012	10,500,000	$0.03667	8.2
Granted
Expired	—	—	—
Exercised	—	—	—
Outstanding and exercisable at October 31, 2012	10,500,000	$0.03667	7.7

Warrants

On July 17, 2012 and in connection with the sale of 4,000,000 shares of common stock, the Company issued warrants to purchase 4,000,000 shares of common stock. The warrant expires on the three year anniversary and has an exercise price of $0.01 per share. The Company valued the warrant and recorded an expense of $28,000 based on the Black Scholes formula.

On August 1, 2012, the Company issued to a consultant, a warrant to purchase 75,000,000 shares of common stock at an exercise price of $0.0025, the warrant expires August 1, 2015. The Company valued the warrant and recorded an expense of $690,000 based on the Black Scholes formula.

On September 17, 2012 in connection with a $50,000 promissory note, the Company issued to the noteholder a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.0025 per share. The warrant expires on September 17, 2015. The Company valued the warrant and recorded an expense of $12,750 based on the Black Scholes formula.

A summary of the activity of the Company’s outstanding warrants at May 1, 2012 and October 31, 2012 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at May 1, 2012	87,000,000	$0.008	$0.015
Granted	81,500,000	0.0029	0.009
Expired	—	—	—
Exercised	—	—	—
Outstanding and exercisable at October 31, 2012	168,500,000	$0.0057	$0.0121

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of October 31, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life
$0.005	30,000,000	$0.005	.4 years
$0.01	61,000,000	0.01	.8 years
$0.0025	77,500,000	0.0025	1.3 years
Exercised	168,500,000	$0.0057	2.47 years

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Q’Zure, LLC to provide software and technology services that Quture requires. Pursuant to the terms of the agreement, Quture will provide Task Orders to Q’Zure on process and other terms to be negotiated on an order by order basis. For the three and six months ended October 31, 2012 the Company incurred $90,862 and $253,176 of software development costs. For the three and six months ended October 31, 2012, the Company paid $20,500 to Q’Zure and as of October 31, 2012 the Company owes Q’Zure $624,380, which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2012, included herein. Included in the related party liability are management fees of $30,081 to Q’Zure.

Effective January 1, 2011 through the date of the Share Exchange Agreement, the Company had agreed to compensate Landon Feazell $10,000 per month for his services to the Company as President and Chief Executive Officer, to be paid as cash flow permits. Effective with the Share Exchange Agreement the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Accordingly, for the three and six months ended October 31, 2012 the Company has included $40,800 and $81,600, respectively in salaries and management fees. For the three and six months ended October 31, 2012 the Company has paid Mr. Feazell $10,417 and $57,713, respectively, and as of October 31, 2012, the Company owes Mr. Feazell $113,408 for accrued and unpaid fees. Effective with the Share Exchange agreement, the Company has agreed to compensate Barry Hollander $5,000 a month for his services as Chief Financial Officer. The Company has included $15,000 and $30,000 in salaries for the three and six months ended October 31, 2012. For the six months ended October 31, 2012, the Company has paid Mr. Hollander $15,000 and as October 31, 2012 the Company owes Mr. Hollander $27,500 for accrued and unpaid fees which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2012.

During the six months ended October 31, 2012, Starslide, LLC. a Florida limited liability company (controlled by Mr. Feazell, the Company’s Chief Executive Officer) advanced the Company $19,000. The Company repaid the advances during the six months ended October 31, 2012. As of July 31, 2012, the Company owed Mr. Feazell $163,068 for advances and during the six months ended October 31, 2012, the Company repaid $2,620 of the advances. As of October 31, 2012 the Company owed Mr. Feazell $160,448. The advances are due on demand and bear interest at 8% per annum. As of July 31, 2012 the Company owed Mr. Hollander, our Chief Financial Officer, $30,970 for advances and loans received. During the six months ended October 31, 2012, Mr. Hollander advanced an additional $2,165 and repaid Mr. Hollander $3,100. As of October 31, 2012 the Company owed Mr. Hollander $29,855, which is due on demand and bears interest at 10% per annum.

Through April 25, 2012, the Company leased office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the monthly rent was $4,000 on a net lease. For the three and six months ended October 31, 2011 the Company has included $12,000 and $24,000, respectively, in rent expense and as of October 31, 2012 owes $23,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2012.

NOTE 9 – INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $1,711,000 that may be available to reduce future years’ taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

October 31, 2012
Statutory federal income tax rate	34.0%
State income taxes and other	5.40%
Effective tax rate	39.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

October 31, 2012
Net operating loss carryforward	667,290
Valuation allowance	(667,290)
Deferred income tax asset	$ -

NOTE 10 – SUBSEQUENT EVENTS

On November 8, 2012, the Company issued 5,000,000 shares of common stock upon the conversion of $12,500 of debentures. The shares were issued at an average price of approximately $0.0025 per share.

On November 28, 2012, the Company issued 4,656,250 shares of common stock upon the conversion of $13,000 of debentures and accrued and unpaid interest of $1,900. The shares were issued at an average price of approximately $0.0032 per share.

On December 7, 2012, the Company issued 4,800,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0025 per share.

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

For SEC reporting purposes, Quture is treated as the continuing reporting entity that acquired QUTR (the historic registrant). The reports filed after the transaction have been prepared as if Quture (accounting acquirer) were the legal successor to Qutr’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Quture, for all periods prior to the share exchange and consolidated with Qutr from the date of the share Exchange. Quture previously had a December 31 fiscal year end, but has now assumed the fiscal year end of Quture International, Inc., the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and six months ended October 31, 2011 are of Quture and for the three and six months ended October 31, 2012 are of Quture consolidated with Quture International, Inc. All share and per share amounts of Quture have been retroactively adjusted to reflect the legal capital structure of Qutr pursuant to FASB ASC 805-40-45-1.

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

During the three months ended October 31, 2012, the Company concluded a commercial sale that is intended to lead to additional sales of the Company’s QualOptima product. The sale made to a small rural hospital is expected to be the prototype for the cloud application version that is planned for Tier 2 smaller and rural hospitals now nearing completion for development, sales and installations. Marketing of the cloud application version is targeted to begin in February 2013.

Quture owns two (2) fully developed and tested products: QualOptima, a healthcare performance and outcomes analytics system and QSurg, an electronic medical record with embedded performance and outcomes analytics. Both products were initially developed on a Microsoft technology platform, but both are being migrated to the InterSystems technology platform taking complete advantage of the Ensemble Enterprise components. QualOptima has now completed alpha and beta testing and demonstration under a formal Clinical Trial at the University of Miami, Miller School of Medicine and Jackson Memorial Hospital with the full cooperation and formal involvement of InterSystems Corporation. The proof of concept Phase I portion of that Clinical Trial has been successfully completed based on sample data and to the satisfaction of Quture and InterSystems. QualOptima development includes the products database called Qualytx leveraging the functionality of the InterSystems Cache object-oriented database platform. Real-time clinical data is captured electronically from multiple vendor disparate databases using the Ensemble interface engine to capture, integrated and aggregate disparate data into the unified Qualytx database. Natural language processing software licensed to Quture is utilized to capture, integrate and aggregate unstructured text data with the structured data in the Qualytx database. The DeepSee dashboard and Zen report writer technology are functionalities existing in the InterSystems Ensemble Enterprise suite of products and incorporated in the QualOptima product.

During the past years of development of the QualOptima product, a series of extremely credible research studies have proven the dramatically increasing demand for analytics in health care. The Company is uniquely positioned in this market from over 35 years of conducting performance and outcomes measurement, using clinical data and developing the clinical content embedded in the QualOptima product and not relying on billing (administrative) data as its competitors. Combined with the exceptional and best of breed InterSystems technology platform, the Company believes it enjoys a unique opportunity in this rapidly expanding healthcare market.

Quture has recently announced employment of its Chief Business Development Officer. With his involvement, the Company has now been in negotiations with additional potential customers as planned for the last quarter of 2012. Opportunities to negotiate for channel distribution partner(s) has modified the marketing and sales strategy for more rapid market penetration from extensive existing relationships of such potential partner(s) with their healthcare customers. While these negotiations are ongoing, the Company has continued to negotiate potential contracts and licenses to install QualOptima in reference hospitals and with other vendors during the last quarter of 2012 as part of the go to market strategy of the Company.

The Company’s "go to market strategy" continues to focus on existing strong relationships with major hospital corporations, including their self-insured trusts, at several flagship hospitals, designed to mature into sales to large hospital systems. We anticipate other reference hospital installations will focus on specific product components, including the relationship between performance and outcomes measures, one focused on the natural language processing software component and aggregated medical specialties and specific federal initiatives, such as re-hospitalizations and hospital acquired conditions. InterSystems Corporation is coordinating with Quture in joint sales negotiations with significant potential customers of Quture and has accompanied the Company with their own sales engineers for potential sales presentations. The Quture product database and clinical process, quality and patient safety management, and medical staff credentialing processes will provide new and unique consulting opportunities for these firms in concert with Quture.

The QualOptima product has now been further demonstrated at Niagara Falls Memorial Hospital (NFMMC), Niagara Falls, New York, and in conjunction with the product sale at Springhill Medical Center, Springhill, LA. At NFMMC, the Company’s product has been demonstrated for performance measurement of nursing-sensitive measures for QualOptima’s unique application for "interdisciplinary" performance measurement. At an existing customer of Quture, Springhill Medical Center, Springhill, LA, the product has been demonstrated to replace its existing license for peer review only to combine performance with peer review data collection and analytics. The QualOptima product has now been demonstrated to transition from strictly peer review to performance measurement on the InterSystems platform for interdisciplinary performance and outcomes measurement. Quture is now compiling data from these hospital projects to evaluate and calculate projections of return on investment (ROI) potential of the QualOptima product for commercial marketing and sales. Significantly, the NFMMC project focused on a hospital acquired condition, eliminating or at least reducing catheter-acquired urinary tract infections. These complications are major causes of financial losses from not being paid for this care and are the number one patient safety issue selected for improved care in 2012.

As of October 31, 2012, we had $75 cash on hand and in the bank. We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our software, product demonstration costs and general and administrative costs including legal and accounting fees - by additional equity financing, or debt financing. This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

Management intends to begin making the transition from investment funding to the fundamentals from revenue-based funding of operations. If necessary, management believes that there are several funding mechanisms that continue to be available for operations for the months necessary to generate revenue.

If we are unsuccessful in generating revenue or raising the additional proceeds through a private placement or debt offering, the Company will then have to seek capital from other sources, which may not even be available to the Company. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Quture International's common stock could lose all of their investment.

For the three and six months ended October 31, 2012 the Company had revenues of $12,000 and $21,000 , respectively, compared to $4,900 and $40,900 for the three and six months ended October 31, 2011, respectively. The decrease in revenues was a result of one time consulting services provided in the six months ended October 31, 2011 of $30,900.

Total operating expenses for the three and six months ending October 31, 2012 was $929,551 and $1,287,191, respectively, compared to $274,787 and $387,459 for the three and six months ended October 31, 2011, respectively. Total other expenses for the three and six months ended October 31, 2012 were $105,629 and $310,474, respectively, resulting in a net loss for the three and six months ended October 31, 2012 of $1,023,180 and $1,576,664, respectively.

Operating expenses for the three and six months ended October 31, 2012 and 2011 are comprised of:

Description	Three months ended 10/31/12	Six months ended 10/31/11	Three months ended 10/31/12	Six months ended 10/31/11
Salaries and benefits	$66,560	$55,800	$157,046	$85,800
Warrant costs	702,750	-	730,750	-
Software development	90,862	111,680	253,176	160,358
Rent	14,733	12,000	49,699	24,000
General & administrative	45,894	10,323	84,768	24,317
Professional fees	8,752	84,984	11,752	92,984
Total	$929,551	$274,787	$1,287,191	$387,459

Salaries and benefits

Prior to the Share Exchange Agreement, the Company had agreed to pay Landon Feazell, the President and Chief Executive Officer $10,000 a month (cash flow permitting) for his management services, and effective with the Share Exchange Agreement (August 9, 2011) the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Beginning August 9, 2011, the Company has agreed to compensate Mr. Barry Hollander $5,000 monthly for his services as Chief Financial Officer. The amounts are paid when the Company has available funds, and in the absence of such funds the Company accrues the monthly fee. Accordingly, for the three and six months ended October 31, 2012 the Company has included $55,800 and $111,600, respectively in management fees, related. Also included in the current three and six months are administrative fees accrued to Q’zure of $10,760 and $30,081, respectively, as well as $12,000 for the six months ended October 31, 2012 for the Company’s former administrative assistant. For the six months ended October 31, 2012, Mr. Feazell has received $57,713 and as of October 31, 2012 is owed $113,409 of accrued and unpaid fees. For the six months ended October 31, 2012 Mr. Hollander has received $15,000 for his services and as of October 31, 2012 is owed $27,500 of accrued and unpaid fees.

Software development

The Company has an agreement with Q’Zure, LLC (“Q’Zure”) to provide software and technology services that Quture requires. Geoffrey Feazell, an officer of our Company is the managing partner of Q’Zure. These costs are primarily related to the design, development and migration of our software product to our licensor’s platform, technology support and outsourced programming services. For the three and six months ended October 31, 2012, the Company paid Q’Zure $20,500. As of October 31, 2012 we owe $624,380 to Q’Zure which is included in accounts payable, related parties on the balance sheet presented herein.

Rent

Effective on May 1, 2012 Quture entered into a one year agreement to rent approximately 4,100 square feet of office space in Daytona Beach, Florida. The monthly rent is $4,014 plus applicable taxes.

Through April 25, 2012, the Company leased office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an Officer of our Company. Under the terms of the lease agreement, the monthly rent was $4,000 on a net lease. For the three months and six ended October 31, 2011 the Company has included $12,000 and $24,000, respectively, in rent expense and as of October 31, 2012 owes $23,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of October 31, 2012.

General and administrative

For the three and six months ended October 31, 2012 and 2011 the Company incurred $45,984 and $84,768 respectively of general and administrative expenses. Included in these costs are office administration, trade shows, travel and promotion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2012. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at October 31, 2012, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012, had not been remediated as of October 31, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

Not required for a smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2012, the Company issued 4,642,857 shares of common stock upon the conversion of $13,000 convertible note. The shares were issued at $0.0028 per share.

On August 21, 2012, the Company issued 6,916,667 shares of common stock upon the conversion of $15,000 of debentures and accrued and unpaid interest of $1,600. The shares were issued at an average price of approximately $0.0024 per share.

On September 24, 2012, the Company issued 6,000,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.002 per share.

On October 19, 2012, the Company issued 5,263,158 shares of common stock upon the conversion of $10,000 of debentures. The shares were issued at an average price of approximately $0.0019 per share.

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

(b) Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its9 behalf by the undersigned, thereunto duly authorized.

Dated: December 26, 2012

QUTURE INTERNATIONAL, INC.

By: /s/ G. Landon Feazell

  G. Landon Feazell

    President, Secretary Treasurer, Director

    (Principal Executive Officer)