Form 10-Q
period 2013-01-31
QUTURE INTERNATIONAL, INC.
filed 2013-03-22
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-143630

______________________________________________

QUTURE INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

___________________________________________

Nevada	20-4682058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Magnolia Avenue Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (855) 740-7878

_________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐      Accelerated Filer  ☐       Non-Accelerated Filer  ☐       Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑  No

As of as of March 19, 2013 the registrant had 2,285,883,339 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

Quture International, Inc.

ITEM 1 Financial Statements

QUTURE INTERNATIONAL, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
	(unaudited)

ASSETS

Current assets
Cash	$ 3,186	$ 51,521
Prepaid expenses	4,286	8,561
Deferred financing costs	-	7,692

Total current assets	7,472	67,774

Property and equipment, net	11,188	16,871

Other assets	1,000	1,000

Total assets	$ 19,660	$ 85,645

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$ 382,751	$ 383,456
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	190,302	193,858
Accounts payable and accrued expenses	1,492,855	833,790
Accounts payable and accrued expenses to related parties	333,847	536,515
Derivative liability	574,999	341,380

Total current liabilities	2,974,754	2,288,999

Total liabilities	2,974,754	2,288,999

Commitments and contingencies (Note 6)

Shareholders' deficiency
Preferred stock, par value $0.001, 10,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 2,500,000,000 shares authorized, 2,270,883,340 and
2,192,681,818 shares issued and outstanding, respectively	2,270,883	2,192,628
Common stock issuable	120,062	120,062
Additional paid-in capital	2,553,975	1,459,298
Accumulated deficit	(7,900,014)	(5,975,342)

Total shareholders' deficiency	(2,955,094)	(2,203,354)

Total liabilities and shareholders' deficiency	$ 19,660	$ 85,645

See accompanying notes to unaudited consolidated financial statements

QUTURE INTERNATIONAL, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Sales	$ -	$ -	$ 21,000	$ 40,900
Cost of sales	-	-	-	-

Gross profit (loss)	-	-	21,000	40,900
Selling, general and administrative expenses
(includes $0 and $735,000 for the three months ended
January 31, 2013 and 2012, respectively, and $730,750 and
$735,000 for the nine months ended January 31, 2013 and 2012,
respectively, of stock-based compensation and settlements)	148,926	1,028,069	1,436,117	1,415,528

Loss from continuing operations	(148,926)	(1,028,069)	(1,415,117)	(1,374,628)

Other income (expense)
Interest expense	(16,497)	(100,651)	(193,354)	(164,586)
Gain on conversion of debt	43,896	-	43,896	-
Change in derivative liability	(226,481)	(13,806)	(360,097)	54,906
Total other income (expense), net	(199,082)	(114,457)	(509,555)	(109,680)

Net loss	$ (348,008)	$ (1,142,526)	$ (1,924,672)	$ (1,484,308)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
- basic and diluted	2,242,791,073	2,103,184,062	2,228,202,849	2,045,187,155

See accompanying notes to unaudited consolidated financial statements

QUTURE INTERNATIONAL, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended January 31,
(unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$ (1,924,672)	$ (1,484,308)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discounts to interest expense	-	134,392
Stock and warrant compensation expense	730,750	735,000
Amortization of consulting agreement	-	28,500
Amortization of debt issuance costs	-	7,219
Change in derivative liability	233,619	(54,907)
Gain on conversion of notes payable	50,000	-
Depreciation and amortization	19,556	-
Add back Quture loss May through July	-	78,600
Changes in operating assets and liabilities:
Prepaid expenses	4,275	21,600
Accounts payable and accrued liabilities	659,080	44,078
Accounts payable and accrued liabilities, related parties	(198,168)	219,712
Net cash used in operating activities	(425,560)	(270,114)

Cash flows from investing activities:
Acquisition of fixed assets	(1,181)	-
Cash paid for intangibles	(5,000)	-
Cash acquired in acquisition	-	3,064
Net cash provided by (used in) investing activities	(6,181)	3,064

Cash flows from financing activities:
Proceeds from sale of common stock	19,985	275,000
Proceeds from issuance of notes payable	388,142	189,770
Prepayment of services	-	(25,200)
Repayments of notes payable	(24,721)	(950)
Payment of deferred financing costs	-	(13,000)
Net cash provided by financing activities	383,406	425,620

Net increase (decrease) in cash	(48,335)	158,570

Cash at beginning of period	51,521	5,883

Cash at end of period	$ 3,186	$ 164,453

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued for notes payable	$ -	$ 60,589

Common stock issued for debentures payable and accrued interest	$ -	$ 67,600

Common stock issued for assets	$ -	$ 10,000

Notes payable issued for services	$ 179,465	$ -

See accompanying notes to unaudited consolidated financial statements.

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Quture International, Inc. (the “Company,” “we,” “us,” “our” or “QUTR”) is a Nevada corporation. The business was incorporated on April 7, 2006. The Company was initially organized as Techs Loanstar, Inc. The Company has a fiscal year end of April 30.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Quture International, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended January 31, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending April 30, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended April 30, 2012 filed on August 13, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2013 and the results of operations and cash flows for the three months and nine months ended January 31, 2013 and 2012.

Nature of Operations

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

Principles of Consolidation

The consolidated financial statements include the accounts of QUTR and its wholly-owned subsidiaries (inactive). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include the valuation and purchase price allocation of assets acquired and liabilities assumed in business combination, amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion features, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.   This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of January 31, 2013 consist of warrants to purchase 168,500,000 at January 31, 2013 shares of common stock and convertible notes convertible into 62,805,755 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of January 31, 2013 and 2012.

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $2,000 for the nine months ended January 31, 2013.

Software Development Costs

The Company expenses all software development costs when incurred. Software development costs were $253,177 for the nine months ended January 31, 2013.

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

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2013 through the date these unaudited consolidated financial statements were issued.

NOTE 2 - AGREEMENTS

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At April 30, 2012 and January 31, 2013, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

The carrying value of cash and cash equivalents, employee advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments pursuant to ASC 820.

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

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

NOTE 4 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses from operations of $1,924,672, (includes $730,750 of stock-based compensation and settlements) and used cash in operating activities of $425,560 for the nine months ended January 31, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of operations of $2,967,282, $2,955,094 and $7,900,014, respectively, at January 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at January 31, 2013 and April 30, 2012, consists of the following:

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

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

Convertible notes payable

On June 11, 2012 and July 18, 2012, the Company entered into two separate note agreements with an unaffiliated investor for the issuance of two convertible promissory notes, which in the aggregate were a total of $70,000 in principal (the “CY Convertible Notes”). Among other terms, each of the CY Convertible Notes are due nine months from their issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the CY Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the CY Convertible Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the CY Convertible Notes and must maintain sufficient authorized shares reserved for issuance under the CY Convertible Notes. As of January 31, 2013 the Company has reserved 140,000,000 shares of common stock pursuant to this provision for the CY Convertible Notes and the remaining balance of the PY Convertible Notes (see below).

We received net proceeds of $65,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs are amortized over the terms of the CY Convertible Notes.

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

At April 30, 2012, the Company revalued the derivative liability based on the face value of the balance of $165,000 of the PY Convertible Notes. At April 30, 2012 the derivative liability for the remaining $165,000 for the PY Convertible Notes is $341,380. During the nine months ended January 31, 2013, the investor converted $192,000 of principal of the PY Convertible Notes, resulting in a decrease to the derivative liability of $196,478.

On December 21, 2012, the Company entered into a convertible note with Asher Enterprises, Inc. The note is due nine months from the issuance dates, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.

On December 1, 2012, the Company entered into a consulting agreement with SC Advisors, to provide various administrative and financial services. In exchange for the services, the Company agreed to consulting fees of $25,000 per month. SC Advisors, as contractually agreed upon, would be issued a convertible promissory note on the first day of each month. The terms of the notes provide for a conversion price for each share of Common Stock equal to the lesser of (a) $0.005or (b) the Current Market Price multiplied by a discount (“Discount”) equal to fifty percent (50%) (the “Conversion Price”). “Current Market Price” means the lowest closing bid price for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the twenty (20) trading days ending on the trading day immediately before the relevant Conversion Date (as defined below); provided however, that if the closing bid price for the common stock on

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

the Clearing Date (defined below) is lower than the Current Market Price, then the Conversion Price shall be adjusted such that the Discount shall be applied to (multiplied by) the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Conversion Price. The “Clearing Date” shall be on the date in which the conversion shares are deposited into the Purchaser’s brokerage account and Purchaser’s broker has confirmed with Purchaser the Purchaser may execute trades of the conversion shares. The amount of shares issuable pursuant to a conversion shall equal the principal amount (or portion thereof) of the Note to be converted, plus accrued interest, divided by the Conversion Price.

On December 1, 2012 and January 1, 2013, the Company issued two convertible notes to SC Advisors for $25,000 and $25,000, respectively. The Company has accounted for the derivatives accordingly.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 1, 2013, the Company has retained legal counsel to consider potential legal proceedings emanating from actions detrimental to Quture prior to the merger. Litigation not presently involving the Company in the Circuit Court, Palm Beach County, Florida, Civil Action No. 502012CA019368XXXXMB between Fountainhead Capital v. Henry Fong and Keith Mazer, is under evaluation for potential intervention or further additional legal actions by the Company.

NOTE 7 – RELATED PARTIES

The Company has an agreement with Q’Zure, LLC to provide software and technology services that Quture requires. Pursuant to the terms of the agreement, Quture will provide Task Orders to Q’Zure on process and other terms to be negotiated on an order by order basis. For the three and nine months ended January 31, 2013 the Company incurred $90,862 and $253,176 of software development costs. For the nine months ended January 31, 2013, the Company paid $23,400 to Q’Zure and as of January 31, 2013 the Company owes Q’Zure $621,480, which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2013, included herein. Included in the related party liability are management fees of $30,081 to Q’Zure.

Effective January 1, 2011 through the date of the Share Exchange Agreement, the Company had agreed to compensate Landon Feazell $10,000 per month for his services to the Company as President and Chief Executive Officer, to be paid as cash flow permits. Effective with the Share Exchange Agreement the Company agreed to increase Mr. Feazell’s compensation to $13,600 per month. Accordingly, for the nine months ended January 31, 2013 the Company has included $122,400 in salaries and management fees. For the nine months ended January 31, 2013, the Company has paid Mr. Feazell $57,713, and as of January 31, 2013, the Company owes Mr. Feazell $241,266 for accrued and unpaid fees and other advances by Mr. Feazell.

Effective with the Share Exchange agreement, the Company has agreed to compensate Barry Hollander $5,000 a month for his services as Chief Financial Officer (Mr. Hollander resigned in March 2013). The Company has included $45,000 in salaries for the nine months ended January 31, 2013. For the nine months ended January 31, 2013, the Company has paid Mr. Hollander $15,000 and as January 31, 2013, the Company owes Mr. Hollander $27,500 for accrued and unpaid fees which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2013. As of January 31, 2013, the Company owed Mr. Hollander, our former Chief Financial Officer, $30,970 for advances and loans received. As of January 31, 2013, the Company owed Mr. Hollander $29,855, which is due on demand and bears interest at 10% per annum.

During the nine months ended January 31, 2013, Starslide, LLC. a Florida limited liability company (controlled by Mr. Feazell, the Company’s Chief Executive Officer), advanced the Company $19,000. The Company repaid the advances. As of January 31, 2013, the Company owed Mr. Feazell $303,992 for advances. The advances are due on demand and bear interest at 8% per annum.

Through April 25, 2012, the Company leased office space in Port Orange, Fl. from Sunset Quay Outfitters, LLC (“Sunset Quay”). Sunset Quay is a Florida limited liability Company that is controlled by Geoffrey Feazell, an officer of our Company. Under the terms of the lease agreement, the monthly rent was $4,000 on a net lease. For the nine months ended January 31, 2012, the Company has included $36,000 in rent expense and as of January 31, 2013, owes $35,000 to Sunset Quay for accrued and unpaid rent which is included in accounts payable and accrued expenses, related parties on the balance sheet as of January 31, 2013.

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Common Stock

The Company is authorized to issue 2,500,000,000 shares of common stock.  The common stock is voting.

On May 29, 2012, the Company issued 10,000,000 shares of common stock upon the conversion of $100,000 convertible note. The shares were issued at $0.01 per share. See Note 5.

On June 4, 2012, the Company issued 2,105,263 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0057 per share. See Note 5.

On June 7, 2012, the Company issued 2,352,941 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0051 per share. See Note 5.

On June 13, 2012, the Company issued 1,069,767 shares of common stock upon the conversion of $3,500 of debentures and accrued and unpaid interest of $1,100. The shares were issued at an average price of approximately $0.0043 per share. See Note 5.

On July 16, 2012, the Company issued 4,000,000 shares of our common stock to unaffiliated accredited investor pursuant to a private placement.  The shares were sold for $20,000 or $0.005 per share. See Note 5.

On July 19, 2012, the Company issued 2,400,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.005 per share. See Note 5.

On August 13, 2012, the Company issued 4,642,857 shares of common stock upon the conversion of $13,000 convertible note. The shares were issued at $0.0028 per share. See Note 5.

On August 21, 2012, the Company issued 6,916,667 shares of common stock upon the conversion of $15,000 of debentures and accrued and unpaid interest of $1,600. The shares were issued at an average price of approximately $0.0024 per share. See Note 5.

On September 24, 2012, the Company issued 6,000,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.002 per share. See Note 5.

On October 19, 2012, the Company issued 5,263,158 shares of common stock upon the conversion of $10,000 of debentures. The shares were issued at an average price of approximately $0.0019 per share. See Note 5.

On November 8, 2012, the Company issued 5,000,000 shares of common stock upon the conversion of $12,500 of debentures. The shares were issued at an average price of approximately $0.0025 per share. See Note 5.

On November 28, 2012, the Company issued 4,656,250 shares of common stock upon the conversion of $13,000 of debentures and accrued and unpaid interest of $1,900. The shares were issued at an average price of approximately $0.0032 per share. See Note 5.

On December 7, 2012, the Company issued 4,800,000 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0025 per share. See Note 5.

On December 27, 2012, the Company issued 5,714,286 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0021 per share. See Note 5.

On January 2, 2013, the Company issued 7,142,857 shares of common stock upon the conversion of $15,000 of debentures. The shares were issued at an average price of approximately $0.0021 per share. See Note 5.

On January 15, 2013, the Company issued 6,190,476 shares of common stock upon the conversion of $11,000 of debentures. The shares were issued at an average price of approximately $0.0021 per share. See Note 5.

Stock Warrants

A summary of the activity of the Company’s outstanding warrants at April 30, 2012 and January 31, 2013 is as follows:

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at April 30, 2012	87,000,000	$0.008	$0.015
Granted	81,500,000	0.0029	0.009
Expired	—	—	—
Exercised	—	—	—
Outstanding and exercisable at January 31, 2013	168,500,000	$0.0057	$0.0121

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

Stock Options

Pursuant to the Exchange Agreement, the Company acquired the outstanding balances of the 2010 Equity Incentive Plan (“EIP”). A summary of outstanding option balances under the EIP at April 30, 2012 and January 31, 2013 are as follows:

2010 EIP	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)
Outstanding and exercisable at April 30, 2012	10,500,000	$0.03667	8.2
Granted
Expired	—	—	—
Exercised	—	—	—
Outstanding and exercisable at January 31, 2013	10,500,000	$0.03667	7.7

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of January 31, 2013.  There have been no losses in these accounts through January 31, 2013.

Concentration of Intellectual Property

The Company owns extensive intellectual property embedded in the QualOptima software product of the Company in the form of database design and functionality, the technology to collect and integrated data into that product pursuant to the Application Partnership with InterSystem Corporation, Cambridge, MA, and the clinical content developed over 35+ years of clinical performance measurement, and proprietary analytics and algorithms. Actual cash investments into this intellectual property exceed $3,500,000, as well as deferred reimbursements totaling more than $5,000,000. The Company is currently engaged in considering with third parties the value of this intellectual property and potential new patent applications to match product design following formal Clinical Trial at the University of Miami, Miller School of Medicine, and Jackson Memorial Hospital, Miami, Florida.

Quture International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013

(unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On February 1, 2013 and March 1, 2013, the Company issued two convertible notes to SC Advisors for $25,000 and $25,000, respectively. The Company will account for the derivatives accordingly.

On February 5, 2013, the Company issued 8,333,333 shares of common stock upon the conversion of $15,000 of debentures. The shares were issued at an average price of approximately $0.0018 per share. See Note 5.

On February 14, 2013, the Company issued 6,666,666 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0018 per share. See Note 5.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated April 30, 2012 for the fiscal year ended April 30, 2012 and in our subsequent filings with the Securities and Exchange Commission.

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Company Overview

On July 25, 2011, the Registrant entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Quture, Inc., a Nevada corporation (“Quture”).   Pursuant to the Exchange Agreement, the Registrant acquired all of the outstanding capital stock of Quture in exchange (the “Exchange”) for the issuance of an aggregate of 1,938,543,110 shares (the “Exchange Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of Quture at the time of the Exchange.  As a result of the Exchange, Quture became a wholly-owned subsidiary of the Registrant and the shareholders of Quture beneficially at Closing, owned approximately eighty-five percent (85%) of the issued and outstanding Common Stock of the Registrant.

For SEC reporting purposes, Quture is treated as the continuing reporting entity that acquired the Registrant). The reports filed after the transaction have been prepared as if Quture (accounting acquirer) were the legal successor to the Registrant’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Quture, for all periods prior to the share exchange and consolidated with the Registrant from the date of the share Exchange. Quture previously had a December 31 fiscal year end, but has now assumed the fiscal year end of the Registrant, now known as Quture International, Inc., the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and nine months ended January 31, 2013 are of Quture and for the three and nine months ended January 31, 2013 are of Quture consolidated with Quture International, Inc. All share and per share amounts of Quture have been retroactively adjusted to reflect the legal capital structure of the Registrant pursuant to FASB ASC 805-40-45-1.

Quture was incorporated in the state of Nevada on April 21, 2011. The Company develops medical software with tools and analytics to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes. Effective July 1, 2011, Quture merged with Q3, LLC (“Q3”), a Florida Limited Liability Company, whereby Quture was the legal acquirer and Q3 is the accounting acquirer. Accordingly, Quture’s historical financial results include Q3 prior to July 1, 2011 and consolidated with Quture from July 1, 2011.

On June 29, 2012, the Company concluded a commercial sale that is intended to lead to additional sales of the Company’s QualOptima product. The sale made to a small rural hospital is expected to be the prototype for the cloud application version that is planned for Tier 2 smaller and rural hospitals now nearing completion for development, sales and installations. Marketing of the cloud application version is targeted to begin in February 2013.

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

Quture has recently announced employment of its Chief Business Development Officer. With his involvement, the Company has now been in negotiations with additional potential customers as planned for the first quarter of 2013. The opportunity to negotiate for channel distribution partner(s) has modified the marketing and sales strategy for more rapid market penetration from extensive existing relationships of such potential partner(s) with their healthcare customers. While these negotiations are ongoing, the Company has continued to negotiate potential contracts and licenses to install QualOptima in reference hospitals and with other vendors during the last quarter of 2012 as part of the go to market strategy of the Company.

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

As of January 31, 2013, we had $3,186 cash on hand and in the bank. We plan to satisfy our future cash requirements - primarily the working capital required for the continuing development of our software, product demonstration costs and general and administrative costs including legal and accounting fees - by additional equity financing, or debt financing. This may be in the form of private placements of common stock, or issuance of convertible notes, either of which will cause dilution to our existing shareholders.

Management intends to begin making the transition from investment funding to the fundamentals from revenue-based funding of operations. If necessary, management believes that there are several funding mechanisms that continue to be available for operations for the months necessary to generate revenue.

If we are unsuccessful in generating revenue or raising the additional proceeds through a private placement or debt offering, the Company will then have to seek capital from other sources, which may not even be available to the Company. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Quture International's common stock could lose all of their investment

Results of Operations

Three months ended January 31, 2013 compared to the three months ended January 31, 2012

Revenue. For the three months ended January 31, 2013, the Company had revenues of $0 compared to $0 for the three months ended January 31, 2012.

Operating Expenses. Total operating expenses for the three months ending January 31, 2013 was $148,926 compared to $1,028,069 the same period in 2012.

Net Loss. Net loss for the three months ended January 31, 2013 were $348,008 compared to $1,142,526 for the same period in 2012.

Nine months ended January 31, 2013 compared to the nine months ended January 31, 2012

Revenue. For the nine months ended January 31, 2013, the Company had revenues of $21,000 compared to $40,900 for the nine months ended January 31, 2012. The decrease in revenues was a result of one time consulting services provided in the nine months ended January 31, 2012 of $30,900.

Operating Expenses. Total operating expenses for the nine months ending January 31, 2013 was $1,436,117 compared to $1,415,528 the same period in 2012.

Net Loss. Net loss for the nine months ended January 31, 2013 were $1,924,672 compared to $1,484,308 for the same period in 2012.

Liquidity and Capital Resources

General. At January 31, 2013, we had cash and cash equivalents of $3,186. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $425,560 for the nine months ended January 31, 2013, and we used cash in operations of $270,114 during the same period in 2012. The principal elements of cash flow from operations for the nine months ended January 31, 2013 included a net loss of $1,924,672, offset primarily by stock-based compensation and settlements of $730,750.

Cash used in investing activities was $6,181 for the nine months ended January 31, 2013, compared to cash provided by $3,064 during the comparable period in 2012.

Cash provided by our financing activities was $383,406 for the nine months ended January 31, 2013, compared to cash generated of $425,620 during the comparable period in 2012. This increase was primarily attributed to a concentrated effort of capital procurement in 2012 compared to 2012.

As of January 31, 2013, current liabilities exceeded current assets by 398.1 times. Current assets decreased from $67,774 at April 30, 2012 to $7,472 at January 31, 2013 whereas current liabilities increased from $2,288,999 at April 30, 2012 to $2,974,769 at January 31, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $21,000 and net losses from operations of $1,924,672 ($730,750 represents stock-based compensation and settlements) for the nine months ended January 31, 2013 compared to sales of $40,900 and net loss of $1,484,308 ($735,000 represents stock-based compensation and settlements) for the nine months ended January 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for operations of $2,967,282, $2,955,094 and $7,900,014, respectively, at January 31, 2013, and used cash in operations of $425,560 in the nine months ended January 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Interim Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company’s Chief Financial Officer resigned in March 2013. The Company plans to employ a new Chief Financial Officer;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint member(s) to the Audit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 1, 2013, the Company has retained legal counsel to consider potential legal proceedings emanating from actions detrimental to Quture prior to the merger. Litigation not presently involving the Company in the Circuit Court, Palm Beach County, Florida, Civil Action No. 502012CA019368XXXXMB between Fountainhead Capital v. Henry Fong and Keith Mazer, is under evaluation for potential intervention or further additional legal actions by the Company.

ITEM 1A. RISK FACTORS

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On December 27, 2012, the Company issued 5,714,286 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0021 per share.

On January 2, 2013, the Company issued 7,142,857 shares of common stock upon the conversion of $15,000 of debentures. The shares were issued at an average price of approximately $0.0021 per share.

On January 15, 2013, the Company issued 6,190,476 shares of common stock upon the conversion of $11,000 of debentures. The shares were issued at an average price of approximately $0.0021 per share.

On February 5, 2013, the Company issued 8,333,333 shares of common stock upon the conversion of $15,000 of debentures. The shares were issued at an average price of approximately $0.0018 per share.

On February 14, 2013, the Company issued 6,666,666 shares of common stock upon the conversion of $12,000 of debentures. The shares were issued at an average price of approximately $0.0018 per share.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
31.1 (3)	Certification of Chief Executive Officer of Quture International, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (3)	Certification of Chief Financial Officer of Quture International, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (3)	Certification of Chief Executive Officer of Quture International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (3)	Certification of Chief Financial Officer of Quture International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.

(2)      Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.

(3)      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

QUTURE INTERNATIONAL, INC.

Date: March 22, 2013	By:	/s/ G. Landon Feazell
G. Landon Feazell
Chief Executive Officer

Date: March 22, 2013	By:	/s/ G. Landon Feazell
G. Landon Feazell
Interim Chief Financial Officer

