Form 10-Q
period 2020-07-31
QUTURE INTERNATIONAL, INC.
filed 2020-08-03
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 333-143630

Quture International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3445 Lawrence Avenue, Oceanside, New York 11572

(646) 768-8417

(Issuer’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of July 31, 2020, there were 2,486,076,963 common shares outstanding.

QUTURE INTERNATIONAL, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

QUTURE INTERNATIONAL, INC.

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes and convertible notes net of discount	$-	$382,751
Notes, convertible notes, lines of credit payable to former related parties, net of discount	-	190,302
Accounts payable and accrued expenses	-	1,492,855
Accounts payable and accrued expenses to former related parties	-	333,847
Notes payable -related party	54,456	42,560
Derivative liability	-	574,999
	54,456	3,017,314
Total current liabilities	54,456	3,017,314

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of July 31, 2020 and April 30, 2020 respectively	10,000	10,000
Common stock, Par Value $.0001, 2,500,000,000 shares authorized, 2,486,076,963 and 2,486,076,963 issued and outstanding of shares as of July 31, 2020 and April 30, 2020, respectively	2,486,077	2,486,077
Additional paid in capital	23,972,992	23,448,843
Retained earnings (deficit)	(26,523,525)	(28,962,234)
Total Stockholders’ (Deficit)	(54,456)	(3,017,314)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

QUTURE INTERNATIONAL, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July, 31 2020	Three months ended July, 31 2019

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	11,896	-
Total operating expenses	11,896	-
(Loss) from operations	(11,896)	-
Other (expense) income
Gain from the extinguishment of debt	2,450,605	-
Other (expense) net	2,450,605	-
Income (loss) before provision for income taxes	2,438,709	-
Provision for income taxes	-	-
Net Income (Loss)	2,438,709	$-

Basic and diluted earnings(loss) per common share	$0.00	$-

Weighted average number of shares outstanding	2,486,076,963	2,486,076,963

The accompanying notes are an integral part of these financial statements.

QUTURE INTERNATIONAL, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended July, 31 2020	Three months ended July, 31 2019
Cash Flows From Operating Activities:
Net income (loss)	$2,438,709	$-
Changes in operating assets and liabilities:		-
Notes and convertible notes net of discount	(382,751)
Accounts payable and accrued expenses	(1,492,855)
Derivative liability	(574,999)
Net cash provided by (used for) operating activities	(11,896)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	11,896	-
Net cash provided by (used for) financing activities	11,896	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period		-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

QUTURE INTERNATIONAL, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, April 30, 2019	-	$-	2,486,076,963	$2,486,077	$2,458,843	$(7,919,674)	$(2,974,754)

Net income (loss)						-

Balance July 31, 2019	-	$-	2,486,076,963	$2,486,077	2,458,843	$(7,919,674)	$(2,974,754)

Balance, April 30, 2020	10,000,000	$10,000	2,486,076,963	$2,486,077	$23,448,843	$(28,962,234)	$(3,017,314)

Forgiveness of related party debt					524,149		524,149

Net income (loss)						2,438,709	2,438,709

Balance, July 31, 2020	10,000,000	$10,000	2,486,076,963	$2,486,077	$23,972,992	$(26,523,525)	$(54,456)

The accompanying notes are an integral part of the financial statements.

QUTURE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2020 AND 2019

(Unaudited)

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

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of Quture. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer, and Secretary.

On April 5, 2020, the Company granted Mr. Lazar 10,000,000 preferred shares with super-voting rights of 21,000,000,000 common shares

The Company’s accounting year-end is April 30.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at filed as part of the Company’s Annual Report on Form 10-K with the SEC on July 21, 2020.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since inception. As of July 31, 2020, the company had a working capital deficit of $54,456 and negative shareholders’ equity of $54,456.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On July 31, 2020, and April 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

We intend to adopt ASC 842 on November 1, 2020. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity

The Company has authorized 2,500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of July 31, 2020, and April 30, 2020, respectively, there were 2,486,076,963 shares of Common Stock issued and outstanding, and 10,000,000 shares of Preferred Stock issued and outstanding, respectively.

The 10,000,000 Preferred Shares which were granted to Mr. Lazar on April 5, 2020, carried super-voting rights of 21,000,000,000 common shares. The issuance of the preferred stock resulted in a non-cash charge of $21,000,000 and was recorded as stock-based compensation related party on the Company’s Consolidated Statements of Operations for the year ended April 30, 2020.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of July 31, 2020, and April 30, 2020

NOTE 5 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. As of July 31, 2020, he had extended $54,456 in interest-free demand loans to the Company.

NOTE 6 – PRIOR LIABILITIES

During the period from March 22, 2013, through December 26, 2019, the Company was dormant. Excluding the related party loan described in Note 5 above, liabilities outstanding as of March 22, 2013, amounting to $2,974,754 have been carried over to the Company’s balance sheet as of April 30, 2020. During the three months ended July 31, 2020, the Company obtained a legal opinion stating that the statute of limitations for creditors to make claims against the Company, had expired. As a result, the Company wrote off $2,954,754 in payable balances. Of that amount, $524,149 in related party payables was credited to paid-in capital. The remaining $2,450,605 was recorded as other income, “Gain from the extinguishment of debt” on the Company’s unaudited Statements of Operations for the three months ended July 31, 2020.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from July 31, 2020, through the date the financial statements were available to be issued and has determined that there are no items requiring disclosure.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Quture is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes

On August 10, 2011, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of Quture. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer, and Secretary.

On April 5, 2020, the Company granted Mr. Lazar 10,000,000 preferred shares with super-voting rights of 21,000,000,000 common shares.

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

Critical Accounting Principles

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since March 2013. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020, and April 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2020 , based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from March 2013 until December 2019; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended July 3, 2020 and April 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II- Other Information

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended July 31, 2020, we did not issue any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quture International, Inc.
(Registrant)

Date: August 3, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.