Form 10-K/A
period 2020-04-30
QUTURE INTERNATIONAL, INC.
filed 2020-09-23
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amended Form 10-K is being filed to correctly disclose the beneficial ownership described in the table in Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Amount and
	Nature
	of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership		of Class (1)
David Lazar(2)	10,000,000	(3)	89.4%

Directors and Executive Officers as a Group (1 person)	10,000,000	(3)	89.4%

5% or greater shareholders
David Lazar(2)	10,000,000	(3)	82.8%
STARSLIDE GLOBAL HOLDINGS COMPANY, LLC.(4)	1,055,873,655		42.471%
STARSLIDE GLOBAL HOLDINGS COMPANY, LLC.(5)	235,000,000		9.453%

(1)	Percentages are calculated based on 2,486,076,963 shares of the Company’s Common Stock issued and outstanding on April 30, 2020.
(2)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.
(3)	David Lazar holds super-voting Preferred Shares with voting rights of 21,000,000,000 common shares
(4)	6296 SOUTH RIDGEWOOD AVE., PORT ORANGE FL 32127. G. Landon Feazell control person.
(5)	4707 SOUTH ATLANTIC AVENUE, POUNCE INLET FL 32127. G. Landon Feazell control person.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	SB-2	3.1	6/8/2007

3.2	Certificates of Amendment	10-K	3.2	7/21/2020

3.3	Motion for Custodianship	10-K	3.3	7/21/2020

3.4	Certificate of Reinstatement	10-K	3.4	7/21/2020

3.5	Bylaws	SB-2	3.2	6/8/2007

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Quture International, Inc.
(Registrant)

Dated: September 22, 2020	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: September 22, 2020	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 22, 2020	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: September 22, 2020	By:	/s/ David Lazar
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

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO
September 22, 2020

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