Form 10-Q
period 2020-10-31
Born, Inc.
filed 2020-12-04
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 333-143630

Born, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street, Suite 880

Reno, Nevada 89501

(646) 768-8417

(Issuer’s telephone number including area code)

Quture International, Inc., 3445 Lawrence Avenue, Oceanside, NY 11572

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of December 3, 2020, there were 2,486,077 common shares outstanding.

QUTURE INTERNATIONAL, INC.

i

BORN, INC.

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2020	2020

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes and convertible notes net of discount	$-	$382,751
Notes, convertible notes, lines of credit payable to former related parties, net of discount	-	190,302
Accounts payable and accrued expenses	-	1,492,855
Accounts payable and accrued expenses to former related parties	-	333,847
Notes payable -related party	-	42,560
Derivative liability	-	574,999
	-	3,017,314
Total current liabilities	-	3,017,314

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of October 31, 2020 and April 30, 2020 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 2,486,077 and 2,486,077 issued and outstanding of shares as of October 31, 2020 and April 30, 2020, respectively	2,486	2,486
Additional paid in capital	26,513,076	25,932,434
Retained earnings (deficit)	(26,525,561)	(28,962,234)
Total Stockholders’ (Deficit)	-	(3,017,314)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	2,036	-	13,932	-
Total operating expenses	2,036	-	13,932	-
(Loss) from operations	(2,036)	-	(13,932)	-
Other (expense) income
Gain from the extinguishment of debt	-	-	2,450,605	-
Other (expense) net	-	-	2,450,605	-
Income (loss) before provision for income taxes	(2,036)	-	2,436,673	-
Provision for income taxes	-	-	-	-
Net Income (Loss)	(2,036)	$-	2,436,673	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$0.98	$-

Weighted average number of shares outstanding	2,486,077	2,486,077	2,486,077	2,486,077

The accompanying notes are an integral part of these financial statements.

BORN, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	October 31,	October 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$2,436,673	$-
Changes in operating assets and liabilities:		-
Notes and convertible notes net of discount	(382,751)
Accounts payable and accrued expenses	(1,492,855)
Derivative liability	(574,999)
Net cash provided by (used for) operating activities	(13,932)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	13,932	-
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash		-
Cash At The Beginning Of The Period		-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, April 30, 2019	-	$-	2,486,077	$2,486	$4,942,434	$(7,919,674)	$(2,974,754)

Net income (loss)						-

Balance, July 31, 2019	-	$-	2,486,077	$2,486	$4,942,434	$(7,919,674)	$(2,974,754)

Net income						-

Balance, October 31, 2019	-	$-	2,486,077	$2,486	$4,942,434	$(7,919,674)	$(2,974,754)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, April 30, 2020	10,000,000	$10,000	2,486,077	$2,486	$25,932,434	$(28,962,234)	$(3,017,314)

Write-off of related party debt					524,149		524,149

Net income (loss)						2,438,709	2,438,709

Balance, July 31, 2020	10,000,000	$10,000	2,486,077	$2,486	$26,456,583	$(26,523,525)	$(54,456)

Related party loans reclassified as as a capital contribution					56,492		56,492

Net income (loss)						(2,036)	(2,036)

Balance, October 31, 2020	10,000,000	$10,000	2,486,077	$2,486	$26,513,076	$(26,525,561)	$-

The accompanying notes are an integral part of the financial statements.

BORN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Born, Inc. f/k/a “Quture International, Inc. (“Born”, or the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes

On August 10, 2011, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

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

On September 10, 2020, the Company filed a Certificate of Designation with the State of Nevada changing the conversion and voting rights of the Company’s Series A preferred stock, $.001 par value per share to 250 for each one (1) share of Series A preferred stock.

On September 23, 2020, as a result of a private transaction, 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC (the “Seller”) to FiveT Capital Holding AG (the “Purchaser”). As a result, the Purchaser became an approximately 50.2% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

On September 23, 2020, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director. At the effective date of the transfer, Mr. Wieland Kreuder consented to act as the new President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors of the Company.

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Born Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as filed as part of the Company’s Annual Report on Form 10-K with the SEC on July 21, 2020.

Reverse Stock Split

On November 24, 2020, the Company amended its Articles of Incorporation to effect a reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the reverse split effective. Prior to the reverse split there were 2,486,076,963 common shares outstanding. After the reverse split was effected there were 2,486,077 shares outstanding. All references throughout this Report to common shares have been retroactively adjusted to reflect the 1 for 1,000 reverse stock split, unless stated otherwise.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since inception. As of October 31, 2020, the Company had no assets or liabilities and negative shareholders’ equity of $26,525,561.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Prior to September 23, 2020, the Company was funded by David Lazar who extended interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On October 31, 2020, and April 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Stockholders’ Equity

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of October 31, 2020, and April 30, 2020, respectively, there were 2,486,077 shares of Common Stock issued and outstanding, and 10,000,000 shares of Preferred Stock issued and outstanding, respectively.

Concurrent with David Lazar’s sale of his preferred stock described in Note 1, Mr. Lazar forgave $56,492 in loans he had extended to the Company. These loans have been reclassified as a capital contribution during the three months ended October 31, 2020.

Reverse Stock Split

On November 24, 2020, the Company amended its Articles of Incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the reverse split effective. All references throughout this Report to common shares have been retroactively adjusted to reflect the 1 for 1,000 reverse stock split unless stated otherwise.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of October 31, 2020, and April 30, 2020

NOTE 5 – NOTES PAYABLE-RELATED PARY

Prior to September 23, 2020, Mr. Lazar, the Company’s former Court-appointed custodian was considered a related party. Concurrent with David Lazar’s sale of his preferred stock described in Note 1, Mr. Lazar forgave $56,492 in loans he had extended to the Company. As of October 31, 2020, no related party loans were outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has evaluated subsequent events from October 31, 2020, through the date the financial statements were available to be issued and has determined that there are no items requiring disclosure.

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Born Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Born, Inc. f/k/a Quture International, inc. is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes

On August 10, 2011, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

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

On September 10, 2020, the Company filed a Certificate of Designation with the State of Nevada changing the conversion and voting rights of the Company’s Series A preferred stock, $.001 par value per share to 250 for each one (1) share of Series A preferred stock.

On September 23, 2020, as a result of a private transaction, 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC (the “Seller”) to FiveT Capital Holding AG (the “Purchaser”). As a result, the Purchaser became an approximately 50.2% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

On September 23, 2020, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Mr. Wieland Kreuder consented to act as the new President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors of the Company.

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Born Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since March 2013. As a result, our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020, and April 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from March 2013 until December 2019; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended October 3, 2020, and April 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended October 31, 2020, we did not issue any of our equity securities.

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

Born, Inc.
(Registrant)

Date: December 4, 2020	By:	/s/ Wieland Kreuder
Wieland Kreuder, CEO and CFO

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.