Form 10-K/A
period 2020-04-30
Born, Inc.
filed 2024-12-19
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

Amendment No. 2

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-143630

Born, Inc.

f/k/a Quture International, Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates on October 31, 2019, was $292,322.32.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 419,984,423 shares as of December 18, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A (“Amendment No. 2”) of Born Inc. f/k/a Quture International Inc. (the “Company,” “we,” “our,” or “us”) amends our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2020 originally filed on September 23, 2020 (the “Form 10-K/A”), and is being amended in order to replace the Report of Independent Registered Public Accounting Firm of B.F. Borgers CPA PC (“BF Borgers”), included in the Form 10-K/A, with the Report of Independent Registered Public Accounting Firm from Beckles & Co. Inc. included in this Amendment No.2, and to make certain other changes as described herein.

As a result of the entry of a cease-and-desist order entered on May 3, 2024 by the SEC against our former auditor, BF Borgers, we commenced the re-audit (the “Re-audit”) of our financial statements for the years ended April 30, 2020, which had been audited by BF Borgers.

As a result, the following items have been amended to reflect the re-audits:

●	Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure has been updated to reflect the appointment of the new auditors for the Company.

●	Item 15. The Financial Statements for the year ended April 30, 2019 have been restated to reflect net income of $1,482,735 compared to $-0- for the prior audit for the same year ended April 30, 2019. The change occurred primarily due to the gain on the extinguishment of $1,492,855 in debt due to the expiration of the statute of limitations on the Company’s third party and related party debt. The expiration of debt was not considered in the original filing -see Restatement Footnote 6.

The Company’s Principal Executive Officer and Principal Financial Officer have also provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2). Except as described above, no other portion of the Form 10-K/A is being amended and this Amendment No. 2 does not reflect any events occurring after the filing of the Form 10-K/A.

i

Explanatory Note

Born Inc. f/k/a Quture International, Inc. is filing this comprehensive annual report on Form 10-K for the fiscal years ending April 30, 2020, and 2019 (the “Comprehensive Annual Report”) as part of its effort to become current in its filing obligations under the Securities Act of 1933, as amended (the “Securities Act”). This Comprehensive Annual Report is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended January 31, 2013. Included in this Comprehensive Annual Report are our audited financial statements for the fiscal years ended April 30, 2020, and 2019, which have not been previously filed with the SEC.

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

All references in this Comprehensive Annual Report on Form 10-K to the “Company,” “QUTR,” “Quture”, “we,” “Born”, “us” or “our” are to Born Inc. f/k/a Quture International, Inc.

ii

PART I

Item 1. Business.

Born Inc. f/k/a Quture, Inc. (“Quture International, Inc, “Quture”, Born or the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes

On August 10, 2011, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

During the period from March 22, 2013 through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar was appointed by the Nevada Court as the custodian of Born Inc. f/k/a Quture. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer and Secretary.

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

Employees

The Company has no employees.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports and other electronic information regarding Born Inc. f/k/a Quture International, Inc. and filed with the SEC at http://www.sec.gov.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Anchorage’s principal business and corporate address is 3445 Lawrence Avenue, Oceanside, NY 11572. The telephone number at our corporate address is +1 (646) 768-8417. Other than this mailing address, Born Inc. f/k/a Quture International, Inc. does not currently maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar was appointed by the Nevada Court as the custodian of Born Inc, f/k/a Quture. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer and Secretary.

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

The 10,000,000 Preferred Shares which were granted to Mr. Lazar on April 5, 2020 carried super voting rights of 21,000,000,000 common shares. The issuance of the preferred stock resulted in a non-cash charge of $21,000,000 and was recorded as stock-based compensation related party on the Company’s Statements of Operations.

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

Item 6. [Reserved]

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to the Financial Statements” on page F-1 and included on pages F-2 through F-12, immediately following the signature page of this Comprehensive Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Appointment of new independent registered public accounting firm

On September 1, 2024, the Company approved the engagement of Beckles & Co., Inc. of West Palm Beach, Florida as our new independent registered public accounting firm to audit and review the Company’s financial statements.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	SB-2	3.1	6/8/2007

3.2	Certificates of Amendment	10-K	3.2	7/21/2020

3.3	Motion for Custodianship	10-K	3.3	7/21/2020

3.4	Certificate of Reinstatement	10-K	3.4	7/21/2020

3.5	Bylaws	SB-2	3.2	6/8/2007

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Born, Inc.
(Registrant)

Dated: December 19, 2024	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: December 19, 2024	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 19, 2024	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: December 19, 2024	By:	/s/ David Lazar
David Lazar
Treasurer, Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Born, Inc f/k/a Quture International, Inc..

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Born, Inc. as of April 30, 2020 and April 30, 2019, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and April 30, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

December 18, 2024

BORN, INC.

BALANCE SHEETS

	April 30,	April 30,
	2020	2019
	(Restated)	(Restated)
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	10,120	10,120
Notes payable -related party	42,560	-
Total current liabilities	52,680	10,120
Total liabilities	52,680	10,120

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, zero issued	10,000	-
Common stock, Par Value $.0001, 2,500,000,000 shares authorized, 2,486,076,963 and 2,486,076,963 issued and outstanding of shares as of April 30, 2020 and 2019, respectively	2,486,077	2,486,077
Additional paid in capital	24,930,742	3,940,742
Accumulated (deficit)	(27,479,499)	(6,436,939)
Total Stockholders’ (Deficit)	(52,680)	(10,120)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	April 30,	April 30,
	2020	2019
		(Restated)

Operating Expenses:
Stock based compensation -related party	$21,000,000	$-
Administrative expenses -related party	42,560	10,120
Total operating expenses	21,042,560	10,120
(Loss) from operations	(21,042,560)	(10,120)

Other income:
Gain on the extinguishment of debt	-	1,492,855
Income (loss) before provision for income taxes	(21,042,560)	1,482,735
Provision for income taxes	-	-
Net Income (loss)	$(21,042,560)	1,482,735

Basic and diluted income (loss) per common share	$(0.01)	$0.00

Weighted average number of shares outstanding	2,486,076,963	2,486,076,963

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	April 30,	April 30,
	2020	2019
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(21,042,560)	$1,482,735
Stock based compensation related party	21,000,000	-
Changes in assets and liabilities:
Gain on the extinguishment of debt		(1,492,855)
Accounts payable	-	10,120
Net cash (used in) operating activities	(42,560)	-

Cash Flows From Financing Activities:
Proceeds from related party loans	42,560
Net cash provided by financing activities	42,560	-

Net Increase (Decrease) In Cash	-	-

Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED APRIL 30, 2020 AND APRIL 30, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Deficit
Balance, April 30, 2018	-	$-	2,486,076,963	$2,486,077	$2,458,843	$(7,919,674)	$(2,974,754)

Extinguishment of related party debt					1,481,899		1,481,899

Net income						1,482,735	1,482,735

April 30, 2019 (Restated)	-	-	2,486,076,963	$2,486,077	$3,940,742	$(6,436,939)	$(10,120)

Issuance of preferred stock	10,000,000	$10,000			20,990,000		21,000,000

Net loss						(21,042,560)	(21,042,560)

April 30, 2020 (Restated)	10,000,000	$10,000	2,486,076,963	$2,486,077	$24,930,742	$(27,479,499)	$(52,680)

The accompanying notes are an integral part of the financial statements.

BORN, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Born Inc. f/k/a Quture International, Inc. ( the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes

On August 10, 2011, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 900,000,000 shares to 2,510,000,000 par value $0.001 shares (the “Amendment”) of which (a) 2,500,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock.

During the period from March 22, 2013 through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar was appointed by the Nevada Court as the custodian of Born Inc. f/k/a Quture. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer and Secretary.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to liabilities, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

We Company adopted ASC 842 on May 1, 2019. The adoption of this guidance did not have any impact on the Company’s financial statements because the Company had no leases during the fiscal year ended April 30, 2020.

Stockholders’ Equity

The Company has authorized 2,500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of April 30, 2020, and April 30, 2019, respectively, there were 2,486,076,963 shares of Common Stock issued and outstanding, and 10,000,000 shares of Preferred Stock issued and outstanding, respectively.

The 10,000,000 Preferred Shares which were granted to Mr. Lazar on April 5, 2020 carried super voting rights of 21,000,000,000 common shares. The issuance of the preferred stock resulted in a non-cash charge of $21,000,000 and was recorded as stock-based compensation related party on the Company’s Statements of Operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of April 30, 2020 the company had a working capital deficit of $52,680 and shareholders deficit of $52,680.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of April 30, 2020, and 2019

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party because he the Company’s sole director, officer and employee as well the holder of the majority of the Company’s equity through his ownership of preferred stock. During the year ended April 30, 2020, he extended $42,560 in interest free demand loans to the Company.

NOTE 6 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts:

BORN INC.

CONSOLIDATED BALANCE SHEETS

	As	Restatement
	Reported	Adjustments	As Restated
	April 30,		April 30,
	2019		2019

ASSETS
Total Assets	$-	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes and convertible notes net of discount	$382,751	$(382,751)	$-
Notes, convertible notes, lines of credit payable to former related parties, net of discount	190,302	(190,302)	-
Accounts payable and accrued expenses	1,492,855	(1,482,735)	10,120
Accounts payable and accrued expenses to former related parties	333,847	(333,847)	-
Derivative liability	574,999	(574,999)	-
	2,974,754	(2,964,634)	10,120
Total current liabilities	2,974,754	(2,964,634)	10,120
Total liabilities	2,974,754	(2,964,634)	10,120

Commitments and contingencies	-	-	-

Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, zero issued	-	-	-
Common stock, Par Value $.0001, 2,500,000,000 shares authorized, 2,486,076,963 and 2,486,076,963 issued and outstanding of shares as of April 30, 2020 and 2019, respectively	2,486,077	-	2,486,077
Additional paid in capital	2,458,843	1,481,899	3,940,742
Retained earnings (deficit)	(7,919,674)	1,482,735	(6,436,939)
Total Stockholders’ (Deficit)	(2,974,754)	2,964,634	(10,120)
Total Liabilities and Stockholders’ (Deficit)	$-	$-	$-

BORN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Restatement
	As Reported	Adjustments	As Restated
	April 30,		April 30,
	2019		2019
Revenue	$-	$-	$-
Operating Expenses:
Administrative expenses -related party	-	10,120	10,120
Total operating expenses	-	10,120	10,120
(Loss) from operations		(10,120)	(10,120)
Gain from the extinguishment of debt		1,492,855	1,492,855
Income (loss) before provision for income taxes	-	1,482,735	1,482,735
Provision for income taxes	-		-
Net (Loss)		1,482,735	$1,482,735

Basic and diluted earnings(loss) per common share	$-	$-	$0.00

Weighted average number of shares outstanding	2,486,076,963		2,486,076,963

BORN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restatement
	As Reported	Adjustments	As Restated
	April 30,		April 30,
	2019		2019
Cash Flows From Operating Activities:
Net income (loss)	$-	$1,482,735	$1,482,735
Gain on the extinguishment of debt		(1,492,855)	(1,492,855)
Changes in assets and liabilities			-
Accounts payable		10,120	10,120
Net cash provided by (used in) operating activities	-	-	-

Net Increase (Decrease) In Cash
Cash At The Beginning Of The Period
Cash At The End Of The Period	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

	As Reported	Restatement Adjustments	As Restated
	April 30,		April 30,
	2020		2020

ASSETS

Total Assets	$-	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes and convertible notes net of discount	$382,751	$(382,751.00)	$-
Notes, convertible notes, lines of credit payable to former related parties, net of discount	190,302	(190,302)	-
Accounts payable and accrued expenses	1,492,855	(1,482,735)	10,120
Accounts payable and accrued expenses to former related parties	333,847	(333,847)	-
Notes payable -related party	42,560	-	42,560
Derivative liability	574,999	(574,999)	-
	3,017,314	(2,964,634)	52,680
Total current liabilities	3,017,314	(2,964,634)	52,680
Total liabilities	3,017,314	(2,964,634)	52,680

Commitments and contingencies	-	-	-

Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, zero issued	10,000		10,000
Common stock, Par Value $.0001, 2,500,000,000 shares authorized, 2,486,076,963 and 2,486,076,963 issued and outstanding of shares as of April 30, 2020 and 2019, respectively	2,486,077		2,486,077
Additional paid in capital	23,448,846	1,481,896	24,930,742
Retained earnings (deficit)	(28,962,234)	1,482,735	(27,479,499)
Total Stockholders’ (Deficit)	(3,017,311)	2,964,631	(52,680)
Total Liabilities and Stockholders’ (Equity)	$-	$-	$-

NOTE 7 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities, and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

	April 30,	April 30,
	2020	2019
Current tax (benefit) expense
Federal	$-	$-
State	-	-

Total current tax (benefit) expense	$-	$-

Deferred tax (benefit) expense
Federal	-	-
State	-	-

Total deferred tax (benefit) expense	-	-

Total tax (benefit) expense	$-	$-

The income tax provision reconciled to taxes computed at the statutory rates is as follows:

	April 30,	April 30,
	2020	2019

Combined income (expense) for federal and state tax income	$(21,042,560)	$1,482,735
Adjustment resulting from:
Nondeductible expenses	21,000,000	-
Valuation Allowance	42,560	(1,482,735)
Income tax (benefit) expense	$-	$-

The components of the Company’s deferred tax asset and liabilities at April 30, 2020 are as follows:

	April 30,	April 30,
	2020	2019

Non-current deferred tax asset (liability):
Loss provision	459,000	450,000
Valuation Allowance	(459,000)	(450,000)
Total Non-Current Deferred Tax Assets (Liabilities)	$-	$-

As of April 30, 2020, the Company had federal, and state net operating loss carryforwards of approximately $1,190,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at April 30, 2020. The April 30,2020 results of operations include an a valuation allowance of approximately $459,000. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken an analysis of Section IRS Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control. The Company will continue to evaluate the realizability of its deferred tax assets based on its expectation of future taxable income and other relevant factors.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from April 30, 2020, through December 18, 2024, the financial statements were available to be issued. On January 14, 2024, the Eight Judicial District Court, pursuant to Case A-23-871046B issued an Order Barring Unasserted Claims against Born Inc.