Form 10-KT
period 2020-12-31
Born, Inc.
filed 2024-12-19
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED _____________

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM MAY 1, 2020 TO DECEMBER 31, 2020.

Commission File Number 333-143630

BORN, Inc

(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street,
Suite 880

Reno, Nevada

(646) 768-8417
((Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2020, was $-0-.

As of December 19, 2024 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Born, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements or other information contained herein. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved.

ii

PART I

ITEM 1. BUSINESS

Overview

Corporate History

Born, Inc. f/k/a “Quture International, Inc. (“Born”, “we”, “us”, or, the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On November 24, 2020, the Company amended its articles of incorporation to change its name from Quture International, Inc. to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On February 2, 2021, the Company changed its fiscal year end to December 31.

On February 16, 2021, Born, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

Immediately after completion of such share exchange on February 16, 2021, the Company had a total of 409,353,807 issued and outstanding shares, with authorized share capital for common share of 500,000,000.

The transaction with Alkeon was voided and written off in February 2021. As a result the company was considered a dormant shell from February 2021 through July 2023 when it went into custodianship.

Business Overview

Born was a holding company that specialized in digital, data-led solutions to digitize retail supply chains and reimagine discovery and transactions online.

Competition

Born, Inc. is currently a dormant shell company

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any exchange

Holders

As of July 22, 2024 we had 100 holders of record of our common stock.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

Forward Looking Statements

The following information specifies certain forward-looking statements of the management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information statement have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Such forward-looking statements include statements regarding our anticipated financial and operating results, our liquidity, goals, and plans.

All forward-looking statements in this Form 10 are based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

Overview

Born, Inc. f/k/a “Quture International, Inc. (“Born”, “we”, “us”, or, the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On November 24, 2020, the Company amended its articles of incorporation to change its name from Quture International, Inc. to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On February 2, 2021, the Company changed its fiscal year end to December 31.

On February 16, 2021, Born, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

Immediately after completion of such share exchange on February 16, 2021, the Company had a total of 409,353,807 issued and outstanding shares, with authorized share capital for common share of 500,000,000.

The transaction with Alkeon was voided and written off in February 2021. As a result the company was considered a dormant shell from February 2021 through July 2023 when it went into custodianship.

On February 2, 2020, the Company’s Board of Directors changed the fiscal year end from April 30 to December 31.

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of Covid-19 on our business, see Item 1A “Risk Factors.”

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2020 and June 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing on page F-1 of this Report, which Financial Statements, notes and report are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Born, Inc f/k/a Quture International, Inc..

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Born, Inc. as of December 31, 2020, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

December 18, 2024

BORN, INC.

BALANCE SHEETS

	December 31,	April 30,	April 30,
	2020	2020	2019

ASSETS

Total Assets	$-	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$5,803	$10,120	$10,120
Notes payable -related party	-	42,560	-
	5,803	52,680	10,120
Total current liabilities	5,803	52,680	10,120

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2020 and April 30, 2020 respectively	10,000	-	-
Common stock, Par Value $0.001, 500,000,000 shares authorized, 2,706,888 and 2,486,077 issued and outstanding of shares as of December 31, 2020 and April 30, 2020, respectively	2,707	2,486	2,486
Additional paid in capital	29,764,289	27,424,333	6,424,333
Accumulated deficit	(29,782,799)	(27,479,499)	(6,436,939)
Total Stockholders’ (Deficit)	(5,803)	(52,680)	(10,120)
Total Liabilities and Stockholders’ (Deficit)	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

	Eight months	Year	Year
	ended	ended	ended
	December 31,	April 30,	April 30,
	2020	2020	2019

Revenue	$-	$-	$-

Operating Expenses:
Administrative expenses	2,293,685	-	-
Administrative expenses -related party	9,615	21,042,560	10,120
Total operating expenses	2,303,300	21,042,560	10,120
(Loss) from operations	(2,303,300)	(21,042,560)	(10,120)
Other income
Gain from the extinguishment of debt	-	-	1,492,855
Other income	-	-	1,492,855
Income (loss) before provision for income taxes	(2,303,300)	(21,042,560)	1,482,735
Provision for income taxes	-	-	-
Net Income (Loss)	(2,303,300)	(21,042,560)	1,482,735

Basic and diluted earnings(loss) per common share	$(0.89)	$(8.46)	$0.60

Weighted average number of shares outstanding	2,588,334	2,486,077	2,486,077

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, April 30, 2018	-	$-	2,486,077	$2,486	$4,942,434	$(7,919,674)	$(2,974,754)

Extinguishment of related party debt					1,481,899		1,481,899

Net income						1,482,735	1,482,735

Balance, April 30, 2019	-	$-	2,486,077	$2,486	$6,424,333	$(6,436,939)	$(10,120)

Issuance of preferred stock	10,000,000	10,000			20,990,000		21,000,000

Net loss						(21,042,560)	(21,042,560)

Balance, April 30, 2020	10,000,000	$10,000.00	2,486,077	$2,486	$27,414,333	$(27,479,499)	$(52,680)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, April 30, 2020	10,000,000	$10,000	2,486,077	$2,486	$27,414,333	$(27,479,499)	$(52,680)

Stock based compensation for services			220,811	221	2,293,464		2,293,685

Related party loans reclassified as a capital contribution					56,492		56,492

Net income (loss)						(2,303,300)	(2,303,300)

Balance, December 31, 2020	10,000,000	$10,000	2,706,888	$2,707	$29,764,289	$(29,782,799)	$(5,803)

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CASH FLOWS

	Eight months	Year	Year
	ended	ended	ended
	December 31,	April 30,	April 30,
	2020	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(2,303,300)	$(21,042,560)	$1,482,735
Stock based compensation-related party	2,293,685	21,000,000
Gain on the extinguishment of debt			(1,492,855)
Changes in operating assets and liabilities:
Accounts payable	(4,317)	-	10,120
Net cash (used in) operating activities	(13,932)	(42,560)	-

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	13,932	42,560	-
Net cash provided by financing activities	13,932	42,560	-

Net Increase (Decrease) In Cash	-	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2020 AND

THE YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Born, Inc. f/k/a “Quture International, Inc. (“Born”, “we”, “us”, or, the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On November 24, 2020, the Company amended its articles of incorporation to change its name from Quture International, Inc. to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on November 24, 2020, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On February 2, 2021, the Company changed its fiscal year end to December 31.

On February 16, 2021, Born, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

Immediately after completion of such share exchange on February 16, 2021, the Company had a total of 409,353,807 issued and outstanding shares, with authorized share capital for common share of 500,000,000.

The transaction with Alkeon was voided and written off in February 2021. As a result the Company was considered a dormant shell from February 2021 through July 2023 when it went into custodianship.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2023 the Company had a working capital deficit of $5,803 and negative shareholders’ equity of $29,782,799.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2020, and April 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Stockholders’ Equity

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of December 31, 2020, and April 30, 2020, respectively, there were 2,706,888 and 2,486,077 shares of Common Stock issued and outstanding; and 10,000,000 and 10,000,000 shares of Preferred Stock issued and outstanding, respectively.

The 10,000,000 Preferred Shares which were granted to Mr. Lazar on April 5, 2020 carried super voting rights of 21,000,000,000 common shares. The issuance of the preferred stock resulted in a non-cash charge of $21,000,000 and was recorded as stock-based compensation related party on the Company’s Statements of Operations for the fiscal year ended April 30, 2020.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments a of December 31, 2020, and April 30, 2020.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the year ended April 30, 2020, he extended $42,560 in interest free demand loans to the Company.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2020, through December 17, 2024, the financial statements were available to be issued. On January 14, 2024, the Eight Judicial District Court, pursuant to Case A-23-871046B issued an Order Barring Unasserted Claims against Born, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

We believe that our financial statements presented in this annual report on Form 10-KT fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of December 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jean Christophe Chopin	President, CEO, Treasurer, CFO, Secretary, sole Director	59	December 31, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jean Christophe Chopin, 59, is a serial entrepreneur and pioneer of luxury and technology founded BORN to bring together his many years of experience and investment in the world of luxury brands and digital. BORN company has an invite-only luxury B2B market network platform that helps selected luxury retailers to get inspired, get connected and be in business with curated luxury brands. He also launched the BORN TO CREATE (previously Land Rover Born Awards) program to honor creativity, design and ingenuity across multi-categories including fashion, beauty, technology, interiors, sports leisure, and span seven regions around the world. The program holds creativity as paramount and promotes the notion of community to honor the shared experience of the creators and entrepreneurs across the categories and regions. This sense of connectedness is very core of the BORN DNA and at the core of JC himself.

As one of the pioneers in digital commerce, Mr. Chopin created his first company at the age of 17. After several years spent in the US, he returned to Europe at the age of 26 and began successfully distributing financial and insurance products, first through the Minitel and later internationally through the Internet. In 1996, JC completed a merger with E*Trade and expanded E*Trade into six European countries.. In 2004, he did the same with Verisign Inc. and built a Joint Venture for Verisign Europe for online payments.

Employment Agreements

We have no formal employment agreement with Jean Christophe Chopin, who is our sole employee, director or officer.

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. Jean Christophe Chopin. The Board of Directors held no formal meetings during the year ended April 30, 2020. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended April 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regard to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-KT.

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

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2020, and

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

2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean Christophe Chopin	2020	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director	2019	0	0	0	0	0	0	0	0
G. Landon Feazell,	2020	0	0	0	0	0	0	0	0
Former President, Former CEO, Former CFO, and Former Director	2019	0	0	0	0	0	0	0	0

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

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on April 30, 2020. As of April 30, 2020, there were 2,486,077 of our company’s Common Stock issued and outstanding.

	Amount and
	Nature of
	Beneficial	Percentage of
Name and Address of Beneficial Owner (1)	Ownership	Class (1)
Jean Christophe Chopin	-0-	0%

Directors and Executive Officers as a Group (1 person)	-0-	0%

5% or greater shareholders
David Lazar(2)(3)	10,000,000	100.0%
STARSLIDE GLOBAL HOLDINGS COMPANY, LLC.(4)	1,055,874	42.5%

(1)	Percentages are calculated based on 2,486,077 shares of the Company’s Common Stock issued and outstanding on April 30, 2020.

(2)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.

(3)	David Lazar holds super-voting Preferred Shares with voting rights of 21,000,000,000 common shares

(4)	6296 SOUTH RIDGEWOOD AVE., PORT ORANGE FL 32127. G. Landon Feazell control person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian was considered a related party. During the year ended April 30, 2020, he extended $42,560 in interest free demand loans to the Company.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	SB-2	3.1	6/8/2007

3.2	Certificates of Amendment	10-K	3.2	7/21/2020

3.3	Motion for Custodianship	10-K	3.3	7/21/2020

3.4	Certificate of Reinstatement	10-K	3.4	7/21/2020

3.5	Bylaws	SB-2	3.2	6/8/2007

31*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Born, Inc.
(Registrant)

Dated: December 19, 2024	By:	/s/ Jean Christophe Chopin
Jean Christophe Chopin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 19, 2024	By:	/s/ Jean Christophe Chopin
Jean Christophe Chopin
President, Chief Executive Officer, Chief Financial
Officer, Chairman of the Board, Principal
Executive Officer, Principal Financial Officer and
Principal Accounting Officer