Form 10-K
period 2021-12-31
Born, Inc.
filed 2024-12-30
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2021, was $26,459,018.

As of December 27, 2024 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Born, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of Born, Inc. f/k/a Quture International. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer, and Secretary.

On April 5, 2020, the Company granted Mr. Lazar 10,000,000 preferred shares with super-voting rights of 21,000,000,000 common shares. Each preferred share is convertible into 250 shares of common stock.

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

The transaction with Alkeon was voided and written off in February 2021. As a result the Company was considered a dormant shell from February 2021 through July 2023 when it went again into custodianship with Custodian Ventures.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Such forward-looking statements include statements regarding our anticipated financial and operating results, our liquidity, goals, and plans.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 and December 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Born, Inc f/k/a Quture International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Born, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

December 27, 2024

BORN, INC.

BALANCE SHEETS

FOR THE YEARS THEN ENDED

	December 31,	December 31,
	2021	2020
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$4,144	$5,803
Current liabilities	4,144	5,803
Total liabilities	4,144	5,803

Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2021 and December 31, 2020 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 419,984,423 and 2,706,888 issued and outstanding of shares as of December 31, 2021 and December 31, 2020, respectively	419,985	2,707
Additional paid in capital	117,017,022	29,764,289
Accumulated deficit	(117,451,150)	(29,782,799)
Total Stockholders’ (Deficit)	(4,144)	(5,803)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	Eight months ended December 31, 2020
Revenue	$-	$-

Operating Expenses:
Administrative expenses	(1,659)	-
Administrative expenses -related party	-	2,293,685
Impairment of goodwill	87,670,010	9,615
Total operating expenses	87,668,351	2,303,300
(Loss) from operations	(87,668,351)	(2,303,300)
Other (expense) net	-	-
Income (loss) before provision for income taxes	(87,668,351)	(2,303,300)
Provision for income taxes	-	-
Net (Loss)	$(87,668,351)	$(2,303,300)

Basic and diluted (loss) per common share	$(0.24)	$(0.93)

Weighted average number of shares outstanding	367,396,021	2,486,077

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	For the period May 01, 2020 thru December 31, 2020
Cash Flows From Operating Activities:
Net loss	(87,668,351)	$(2,303,300)
Stock based compensation-related party	-	2,293,685
Impairment of goodwill	87,670,010
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,659)	(4,317)
Net cash (used in) operating activities	-	(13,932)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	-	13,932
Net cash provided by financing activities		13,932

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, April 30, 2020	10,000,000	$10,000	2,486,077	$2,486	$27,414,333	$(27,479,499)	$(52,680)

Stock based compensation for services			220,811	221	2,293,464		2,293,685

Related party loans reclassified as as a capital contribution					56,492		56,492

Net income (loss)						(2,303,300)	(2,303,300)

Balance, December 31, 2020	10,000,000	$10,000	2,706,888	2,707	$29,764,289	$(29,782,799)	$(5,803)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2020	10,000,000	$10,000	2,706,888	$2,707	$29,764,289	$(29,782,799)	$(5,803)

Issuance of acquisition shares			417,277,535	417,278	87,252,733		87,670,010

Net income (loss)						(87,668,351)	(87,668,351)

Balance, December 31, 2021	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,451,150)	$(4,144)

The accompanying notes are an integral part of these financial statements.

BORN, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

FOR THE PERIOD MAY 01, 2020 THRU DECEMBER 31, 2020

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2021 the Company had a working capital deficit of $4,144 and negative shareholders’ equity of $117,451,150.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended December 31, 2021 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

The Company adopted ASC 842 on July 1, 2020. The adoption of this guidance did not have any impact on the Company’s financial statements since the Company does not have any leases.

NOTE 3 – GOODWILL

On February 16, 2021, Born, Inc. the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

The transaction with Alkeon was voided and written off in February 2021 and the former shareholders retained the Company shares they were issued. The fair market value of the 406,646,919 shares was determined to be $0.2101 which was equivalent to the market price of the Born stock on the date of issuance of the shares. As a result the Company recorded a goodwill impairment of $87,670,010.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of December 31, 2021, and December 31, 2020.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the years ended December 31, 2021 and 2020, he extended -$- and $42,560, respectively in interest free demand loans to the Company.

NOTE 6 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of December 31, 2021, and December 31, 2020, respectively, there were 419,984,423 and 2,706,088 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of December 31, 2021 and 2020 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. The issuance of the preferred stock resulted in a non-cash charge of $21,000,000 and was recorded as stock-based compensation related party on the Company’s Statements of Operations for the fiscal year ended December 31, 2020. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2021, through December 27,2024, the financial statements were available to be issued. On January 14, 2024, the Eight Judicial District Court, pursuant to Case A-23-871046B issued an Order Barring Unasserted Claims against Born, Inc.

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

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were effective.

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. Jean Christophe Chopin. The Board of Directors held no formal meetings during the year ended December 31, 2021. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regard to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2021, and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended December 31, 2021.

who we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean Christophe Chopin	2021	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director	2020	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended December 31, 2021 and 2020.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2021.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2021, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2021 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on December 31, 2021. As of December 31, 2021, there were 419,984,423 of our company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Creators Guild(2)(3)	284,154,791	67.7%

Directors and Executive Officers as a Group (1 person)	284,154,791	67.7%

5% or greater shareholders
David Lazar(4)(5)	10,000,000	85.6%

Cosmos Sicav PLC-Open Capital Fund	57,182,483	13.6%

(1)	Percentages are calculated based on 419,984,423 shares of the Company’s Common Stock issued and outstanding on December 31, 2021.
(2)	Jean Christophe Chopin has voting control over 264,897,059 shares held by Creators Guild. Additionally he owns 19,257,732 in his own name for a total of 284,154,791 shares
(3)	Address at Impasse Champ- Collin Nyon Champ 1260 Switzerland
(4)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.
(5)	David Lazar holds super-voting Preferred Shares with voting rights of 21,000,000,000 common shares. Each share of Preferred Stock is convertible to 250 shares of common stock. Ownership percent assumes preferred stock is converted to common stock
(6)	Roberto Colapinto has voting control Address skyway Offices, Block C, Office 1 179 Marina Street MT-41 Pieta PTA Malta

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian was considered a related party. During the year ended December 31, 2020, he extended $42,560 in interest free demand loans to the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Audit Fees	$2,000	$2,000
Total	$2,000	$2,000

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

Born, Inc.
(Registrant)

Dated: December 30, 2024	By:	/s/ Jean Christophe Chopin
Jean Christophe Chopin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2024	By:	/s/ Jean Christophe Chopin
Jean Christophe Chopin
President, Chief Executive Officer, Chief Financial Officer,
Chairman of the Board, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer