Form 10-K
period 2022-12-31
Born, Inc.
filed 2025-01-03
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2022, was $-0-.

As of January 3, 2025 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

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

Competition

Born, Inc. is currently a dormant shell company.

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

Market Information

Our common stock is not quoted on any exchange.

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

On February 2, 2020, the Company’s Board of Directors changed the fiscal year end from April 30 to December 31 resulting in the Company filing a Form 10-KT for period May 1, 2020 through December 31, 2020.

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

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, as a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

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

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders, which will be very dilutive.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2022 and December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Born, Inc. as of December 31, 2022 and December 31, 2021 and, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

January 1, 2025

BORN, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	8,896	4,144
Current liabilities	8,896	4,144
Total liabilities	8,896	4,144

Stockholders’ Deficit

Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2022 and December 31, 2021 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 419,984,423 and 419,984,423 issued and outstanding of shares as of December 31, 2022 and December 31, 2021, respectively	419,985	419,985
Additional paid in capital	117,017,022	117,017,022
Accumulated deficit	(117,455,902)	(117,451,150)
Total Stockholders’ (Deficit)	(8,896)	(4,144)
Total Liabilities and Stockholders’ Deficit	$	$

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Revenue

Operating Expenses:
Administrative expenses	$4,752	$(1,659)
Impairment of goodwill	-	87,670,010
Total operating expenses	4,752	87,668,351
(Loss) from operations	(4,752)	(87,668,351)
Other (expense) income
Gain from the extinguishment of debt	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(4,752)	(87,668,351)
Provision for income taxes	-	-
Net loss	(4,752)	(87,668,351)

Basic and diluted (loss) per common share	$(0.00)	$(0.24)

Weighted average number of shares outstanding	419,984,423	367,396,021

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2020	10,000,000	$10,000	2,706,888	$2,707	$29,764,289	$(29,782,799)	$(5,804)

Issuance of acquisition shares			417,277,535	417,278	87,252,733		87,670,010

Net loss						(87,668,351)	(87,668,351)

Balance, December 31, 2021	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,451,150)	$(4,144)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2021	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,451,150)	$(4,144)

Net loss						(4,752)	(4,752)

Balance, December 31, 2022	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,455,902)	$(8,896)

The accompanying notes are an integral part of these financial statements.

BORN, INC.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	For the	ended
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(4,752)	$(87,668,351)
Impairment of goodwill	-	87,670,010
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,752	4,144
Net cash provided by (used in) operating activities	-	-

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	-	-
Net cash provided by (used in) financing activities

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

BORN, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Born, Inc. f/k/a “Quture International, Inc. (“Born”, “we”, “us”, or, the “Company”), is a Nevada corporation, formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2022 the Company had a working capital deficit of $8,896 and negative shareholders’ equity of $117,455,902.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

The transaction with Alkeon was voided and written off in February 2021 and the former shareholders retained the Company shares they were issued. The fair market value of the 406,646,919 shares was determined to be $0.2101 each which was equivalent to the market price of the Born stock on the date of issuance of the shares. As a result the Company recorded a goodwill impairment of $87,670,010.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of December 31, 2022, and December 31, 2021.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of December 31, 2022, and December 31, 2021, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding.

Series A Preferred Stock

As of December 31, 2022 and 2021 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Management has performed an evaluation of subsequent events from December 31, 2022, through January 1, 2025 making the financial statements available to be issued. On January 14, 2024, the Eight Judicial District Court, pursuant to Case A-23-871046B, issued an Order Barring Unasserted Claims against Born, Inc.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our Management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, Management has concluded that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were effective.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jean Christophe Chopin	President, CEO, Treasurer, CFO, Secretary, sole Director	60	December 31, 2020

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

As one of the pioneers in digital commerce, Mr. Chopin created his first company at the age of 17. After several years spent in the US, he returned to Europe at the age of 26 and began successfully distributing financial and insurance products, first through the Minitel and later internationally through the Internet. In 1996, JC completed a merger with E*Trade and expanded E*Trade into six European countries. In 2004, he did the same with Verisign Inc. and built a Joint Venture for Verisign Europe for online payments.

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

Code of Ethics

As of the date of filing, the Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. Jean Christophe Chopin. The Board of Directors held no formal meetings during the year ended December 31, 2022. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regard to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently, the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons, namely:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2022, and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended December 31, 2022.

whom we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table. With the exception that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2022 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean Christophe Chopin	2022	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director	2021	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended December 31, 2022 and 2021.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2022.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2022, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on December 31, 2022. As of December 31, 2022, there were 419,984,423 of our company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Creators Guild(2)(3)	284,154,791	67.7%

Directors and Executive Officers as a Group (1 person)	284,154,791	67.7%

5% or greater shareholders
David Lazar(4)(5)	10,000,000	85.6%

Cosmos Sicav PLC-Open Capital Fund	57,182,483	13.6%

(1)	Percentages are calculated based on 419,984,423 shares of the Company’s Common Stock issued and outstanding on December 31, 2022.

(2)	Jean Christophe Chopin has voting control over 264,897,059 shares held by Creators Guild. Additionally, he owns 19,257,732 in his own name for a total of 284,154,791 shares.

(3)	Address at Impasse Champ- Collin Nyon Champ 1260 Switzerland.

(4)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.

(5)	David Lazar holds super-voting Preferred Shares with voting rights of 21,000,000,000 common shares. Each share of Preferred Stock is convertible to 250 shares of common stock. Ownership percent assumes preferred stock is converted to common stock.

(6)	Roberto Colapinto has voting control Address skyway Offices, Block C, Office 1 179 Marina Street MT-41 Pieta PTA Malta.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Audit Fees	$2,000	$2,000
Total	$2,000	$2,000

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

Born, Inc.
(Registrant)

Dated: January 3, 2025	By:	/s/ Jean Christophe Chopin
Jean Christophe Chopin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 3, 2025	By:	/s/ Jean Christophe Chopin
Jean Christophe Chopin
President, Chief Executive Officer, Chief Financial
Officer, Chairman of the Board, Principal
Executive Officer, Principal Financial Officer and
Principal Accounting Officer