Form 10-Q
period 2024-03-31
Byrn, Inc.
filed 2025-01-13
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-143630

BORN, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880
Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768-8417

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

As of January 13, 2025 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

BORN, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2024 and 2023

i

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Born, Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Condensed Financial Statements.

BORN, INC.

BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$15,628	$14,440
Related party payables	16,306	15,677
Current liabilities	31,934	30,117
Total liabilities	31,934	30,117
Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 419,984,423 and
419,984,423 issued and outstanding of shares as of March 31, 2024 and December 31, 2023, respectively	419,985	419,985
Additional paid in capital	117,017,022	117,017,022
Accumulated deficit	(117,478,941)	(117,477,124)
Total Stockholders’ (Deficit)	(31,934)	(30,117)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2024	2023
Revenue	$-	$-
Operating Expenses:
Administrative expenses-related party	1,817	2,188
Total operating expenses	1,817	2,188
(Loss) from operations	(1,817)	(2,188)
Other (expense) income
Other (expense) net	-	-
Income (loss) before provision for income taxes	(1,817)	(2,188)
Provision for income taxes	-	-
Net Loss	(1,817)	(2,188)
Basic and diluted (loss) per common share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	419,763,612	419,763,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,455,902)	$(8,896)
Net loss						(2,188)	(2,188)
Balance, March 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,458,090)	$(11,084)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,477,124)	$(30,117)
Net loss						(1,817)	(1,817)
Balance, March 31, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,478,941)	$(31,934)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(1,817)	$(2,188)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,188	1,188
Net cash (used in) operating activities	(629)	(1,000)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	629	1,000
Net cash provided by financing activities	629	1,000
Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND

MARCH 31, 2023

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2024 the Company had a working capital deficit of $31,934 and negative shareholders’ equity of $117,478,941.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024, and December 31, 2023, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of March 31, 2024, and December 31, 2023.

NOTE 5 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the three months ended March 31, 2024, he extended $629 in interest free demand loans to the Company. As of March 31, 2024 the amount due to Mr. Lazar was $16,306.

NOTE 6 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of March 31, 2024, and December 31, 2023, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of March 31, 2024 and December 31, 2023 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

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

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of March 31, 2024.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to include risk factor disclosures.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORN, INC.

Dated: January 13, 2025	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.