Form 10-Q
period 2024-06-30
Byrn, Inc.
filed 2025-01-13
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

BORN, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Months Ended June 30, 2024 and 2023

i

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

Item 1. Condensed Financial Statements.

BORN, INC.

BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	16,816	14,440
Related party payables	17,411	15,677
Current liabilities	34,227	30,117
Total liabilities	34,227	30,117
	-
Stockholders’ Deficit	-
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued	-
and outstanding as of June 30, 2024 and December 31, 2023 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 419,984,423 and 419,984,423 issued and outstanding of shares as of June 30, 2024 and December 31, 2023, respectively	419,985	419,985
Additional paid in capital	117,017,022	117,017,022
Accumulated deficit	(117,481,233)	(117,477,124)
Total Stockholders’ (Deficit)	(34,227)	(30,117)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue

Operating Expenses:
Administrative expenses	$2,293	$5,188	$4,110	$7,376
Total operating expenses	2,293	5,188	4,110	7,376
(Loss) from operations	(2,293)	(5,188)	(4,110)	(7,376)
Other (expense) income
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(2,293)	(5,188)	(4,110)	(7,376)
Provision for income taxes	-	-	-	-
Net (Loss)	(2,293)	(5,188)	(4,110)	(7,376)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,763,612	419,763,612	419,763,612	419,763,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,455,902)	$(8,896)

Net loss						(2,188)	(2,188)

Balance, March 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,458,090)	$(11,084)

Net loss						(5,188)	(5,188)

Balance, June 30, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,463,278)	$(16,272)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Net loss						(1,817)	(1,817)

Balance, March 31, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,478,941)	$(31,934)

Net loss						(2,293)	(2,293)

Balance, June 30, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,481,234)	$(34,227)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(4,110)	$(7,376)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,376	2,376
Net cash (used in) operating activities	(1,734)	(5,000)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	1,734	5,000
Net cash provided by financing activities	1,734	5,000

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BORN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND JUNE 30, 2023

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of June 30, 2024 the Company had a working capital deficit of $34,227 and negative shareholders’ equity of $117,481,233.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024, and December 31, 2023, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of June 30, 2024, and December 31, 2023.

NOTE 5 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the six months ended June 30, 2024, he extended $1,734 in interest free demand loans to the Company. As of June 30, 2024 the amount due to Mr. Lazar was $17,411.

NOTE 6 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of June 30, 2024, and December 31, 2023, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of June 30, 2024 and December 31, 2023, there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of June 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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