Form 10-Q
period 2024-09-30
Byrn, Inc.
filed 2025-01-13
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-143630

BYRN INC.
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

BYRN INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Months Ended September 30, 2024 and 2023

i

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Byrn Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Condensed Financial Statements.

BYRN INC.

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	9,870	14,440
Related party payables	27,634	15,677
Current liabilities	37,504	30,117
Total liabilities	37,504	30,117

Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued - and outstanding as of September 30, 2024 and December 31, 2023 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 419,984,423 and 419,984,423 issued and outstanding of shares as of September 30, 2024 and December 31, 2023, respectively	419,985	419,985
Additional paid in capital	117,035,540	117,017,022
Accumulated deficit	(117,503,029)	(117,477,124)
Total Stockholders’ (Deficit)	(37,504)	(30,117)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYRN INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue

Operating Expenses:
Administrative expenses	$21,796	$8,365	$25,905	$15,741
Administrative expenses -related party
Total operating expenses	21,796	8,365	25,905	15,741
(Loss) from operations	(21,796)	(8,365)	(25,905)	(15,741)
Other (expense) income
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(21,796)	(8,365)	(25,905)	(15,741)
Provision for income taxes	-	-	-	-
Net Loss	(21,796)	(8,365)	(25,905)	(15,741)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,763,612	419,763,612	419,763,612	419,763,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYRN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,455,902)	$(8,896)

Net loss						(2,188)	(2,188)

Balance, March 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,458,090)	$(11,084)

Net loss						(5,188)	(5,188)

Balance, June 30, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,463,278)	$(16,272)

Net loss						(8,365)	(8,365)

Balance, September 30, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,471,644)	$(24,637)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Net loss						(1,817)	(1,817)

Balance, March 31, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,478,941)	$(31,934)

Net loss						(2,293)	(2,293)

Balance, June 30, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,481,234)	$(34,227)

Retirement of related party debt					18,518		18,518

Net loss						(21,796)	(21,796)

Balance, September 30, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,035,540	$(117,503,029)	$(37,504)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYRN INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(25,905)	$(15,741)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,570)	3,564
Net cash (used in) operating activities	(30,475)	(12,177)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	30,475	12,177
Net cash provided by financing activities	30,475	12,177

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYRN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Byrn Inc. f/k/a “Byrn, Inc. (“Byrn”, “we”, “us”, or, the “Company”), is a Nevada corporation, formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On February 16, 2021, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

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

On July 16, 2024 the Company changed its name to Byrn Inc.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of September 30, 2024 the Company had a working capital deficit of $37,504 and negative shareholders’ equity of $117,503,029.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2024, and December 31, 2023, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – GOODWILL

On February 16, 2021, Byrn, Inc. the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

The transaction with Alkeon was voided and written off in February 2021 and the former shareholders retained the Company shares they were issued. The fair market value of the 406,646,919 shares was determined to be $0.2101 each which was equivalent to the market price of the Byrn stock on the date of issuance of the shares. As a result the Company recorded a goodwill impairment of $87,670,010.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of September 30, 2024, and December 31, 2023.

NOTE 5 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the nine months ended September 30, 2024, he extended $30,475 in interest free demand loans to the Company of which $18,518 was forgiven. As of September 30, 2024 the amount due to Mr. Lazar was $27,634.

NOTE 6 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of September 30, 2024, and December 31, 2023, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of September 30, 2024 and December 31, 2023 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BYRN, INC.

Dated: January 13, 2025	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.