Form 10-K
period 2024-12-31
Byrn, Inc.
filed 2025-04-15
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number 333-143630

BYRN INC

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2024, was $-0-.

As of April 15, 2025 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Byrn, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Corporate History

Byrn, Inc. f/k/a “Quture International, Inc. (“Byrn”, “we”, “us”, or, the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of Byrn, Inc. f/k/a Quture International. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer, and Secretary.

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

On February 16, 2021, Byrn, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

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

On July 16, 2024 the Company changed its name to Byrn Inc.

Business Overview

Byrn was a holding company that specialized in digital, data-led solutions to digitize retail supply chains and reimagine discovery and transactions online.

Competition

Byrn, Inc. is currently a dormant shell company.

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

Overview

Byrn, Inc. f/k/a “Quture International, Inc. (“Byrn”, “we”, “us”, or, the “Company”), is a Nevada corporation, was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Byrn, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

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

On February 16, 2021, Byrn, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

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

On July 16, 2024 the Company changed its name to Byrn Inc.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2024 and December 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Byrn, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Byrn, Inc as of December 31, 2024 and 2023, the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 11, 2025

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

BYRN INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$13,352	$14,440
Related party payables	43,234	15,677
Current liabilities	56,586	30,117
Total liabilities	56,586	30,117

Stockholders’ Deficit
Preferred stock, par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2024 and December 31, 2023 respectively	10,000	10,000
Common stock, Par Value $.001, 500,000,000 shares authorized, 419,984,423 and 419,984,423 issued and outstanding of shares as of December 31, 2024 and December 31, 2023, respectively	419,985	419,985
Additional paid in capital	117,035,540	117,017,022
Accumulated deficit	(117,522,111)	(117,477,124)
Total Stockholders’ (Deficit)	(56,586)	(30,117)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

BYRN INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Revenue	$-	$-
Operating Expenses:
Administrative expenses -related party	44,987	21,221
Total operating expenses	44,987	21,221
(Loss) from operations	(44,987)	(21,221)
Other (expense) income
Other (expense) net	-	-
Loss before provision for income taxes	(44,987)	(21,221)
Provision for income taxes	-	-
Net Loss	(44,987)	(21,221)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,763,612	419,763,612

The accompanying notes are an integral part of these financial statements.

BYRN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2022	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,455,902)	$(8,896)

Net loss						(21,221)	(21,221)
Balance, December 31, 2023	10,000,000	$10,000	419,763,612	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Net loss						(44,987)	(44,987)

Forgiveness of related party debt					18,518		18,518
Balance, December 31, 2024	10,000,000	$10,000	419,763,612	$419,985	$117,035,540	$(117,522,111)	$(56,586)

The accompanying notes are an integral part of these financial statements.

BYRN INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(44,987)	$(21,221)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,088)	5,544
Net cash (used in) operating activities	(46,075)	(15,677)

Cash Flows From Financing Activities:
Proceeds from related party loans	46,075	15,677
Net cash provided by financing activities	46,075	15,677

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-
Supplemental disclosure of non-cash investing and financing activity
Forgiveness of related party loan	$18,518	$-

The accompanying notes are an integral part of these financial statements.

BYRN, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND

DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Byrn, Inc. f/k/a “Quture International, Inc. (“Byrn”, “we”, “us”, or, the “Company”), is a Nevada corporation, formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On November 24, 2020, Quture International, Inc. amended its articles of incorporation to change its name to Byrn, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

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

On February 16, 2021, Byrn, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2024 the Company had a working capital deficit of $56,586 and negative shareholders’ equity of $117,522,111.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2024, and December 31, 2023, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Recent Accounting Pronouncements

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of December 31, 2024, and December 31, 2023.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the year ended December 31, 2024 he extended $45,565 in interest free demand loans to the Company. Additionally Mr. Lazar forgave $18,518 in related party debt he had incurred.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of December 31, 2024, and December 31, 2023, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of December 31, 2024 and 2023 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from December 31, 2024, through April 15, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Based on this evaluation, our Management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our Management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, Management has concluded that as of December 31, 2024, our disclosure controls and procedures and internal control over financial reporting were effective.

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

MARKET			FROM		TO
NAME OF ISSUER	TRADED ON	POSITION(S) HELD	MM	YYYY	MM	YYYY
Rarus Technologies, Inc. (RARS)	OTCBB	CEO, Director	01	2018	05	2018
DRS, Inc. (DRSX)		CEO, Director	07	2018	11	2018
Energenx, Inc. (EENX)	OTC	CEO	03	2018	07	2018
Melt, Inc. (MLTC)	OTC	Director	10	2018	03	2019
Nevtah Capital Management Corporation (NTAH)	OTC – US	President, Chief Executive Officer & Secretary	03	2019	05	2020
Mediashift, Inc. (MSHFQ)	OTC	Chairman, President, CEO, CFO & Secretary	03	2019	09	2019
Sollensys Corp. (SOLS)	OTC Market	President, CEO, Secretary & Director	12	2019	08	2020
ForU Holdings, Inc (FORU)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Superbox, Inc (SBOX)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	02	2021
Petrone Worldwide, Inc (PFWIQ)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	09	2020
Gushen, Inc (GSHN)	OTC – US	Chairman, President, CEO, CFO & Secretary	03	2020	12	2020
Reliance Global Group Inc. (RELI)	OTC	Director	03	2020	06	2020
GHAR, Inc. (GHAR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	06	2020
PhoneBrasil (PHBR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2020	12	2020
XXStream Entertainment, Inc.	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	12	2020

Adorbs Inc.	N/A	Chairman, President, CEO, CFO & Secretary	07	2020	03	2022
China Botanic Pharmaceutical, Inc(CBPI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	08	2021
C2E Energy Inc. (OOGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	06	2021
Finotec (FTGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	01	2021
3D Makerjet Inc. (MRJT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	03	2021
Pan Global Corp. (PGLO)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	07	2021
Balincan International, Inc. (ALTB)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	02	2022
Shengshi Elevator International(SSDT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	05	2021	12	2021
Romulus Corp. (RMLS)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	08	2021
Momentous Holdings Corp. (MMNT	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2023	12	2023
Titan Pharmaceuticals, Inc (TTNP)	Nasdaq	Chairman, President, CEO,	12	2022	04	2024
Minim, Inc. (MINM)	Nasdaq	Chairman, President, CEO, CFO	02	2024	Current
Opgen, Inc. (OPGN)	Nasdaq	Chairman, President, CEO, CFO	04	2024	08	2024
Byrn, Inc. (BRRN)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2023	Current
LQR House Inc. (CYH)	Nasdaq	Director	10	2024	Current

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2024. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regard to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons, namely:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2024, and;

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended December 31, 2024, whom we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2023 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lazar	2024	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director	2023	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended December 31, 2024 and 2023.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2024.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2024, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on December 31, 2024. As of December 31, 2024, there were 419,984,423 of our company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common shares

David Lazar(4)(5)	9,000,000	77.1%

Directors and Executive Officers as a Group (1 person)	9,000,000	77.1%

5% or greater shareholders
Creators Guild(2)(3)	284,154,791	67.7%

Cosmos Sicav PLC-Open Capital Fund	57,182,483	13.6%

(1)	Percentages are calculated based on 419,984,423 shares of the Company’s Common Stock issued and outstanding on December 31, 2024.

(2)	Jean Christophe Chopin has voting control over 264,897,059 shares held by Creators Guild. Additionally he owns 19,257,732 in his own name and 1,000,000 preferred shares for a total of 284,154,791 common shares.

(3)	Address at Impasse Champ- Collin Nyon Champ 1260 Switzerland.

(4)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.

(5)	David Lazar holds super-voting Preferred Shares with voting rights of 21,000,000,000 common shares. Each share of Preferred Stock is convertible to 250 shares of common stock. The ownership percentage of 85.6% assumes all of his preferred stock is converted to common stock.

(6)	Roberto Colapinto has voting control. Address skyway Offices, Block C, Office 1 179 Marina Street MT-41 Pieta PTA Malta.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the year ended December 31, 2024 he extended $44,987 in interest free demand loans to the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Audit Fees	$8,500	$2,000
Total	$8,500	$2,000

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

BYRN, INC.
(Registrant)

Dated: April 15, 2025	By:	/s/ David Lazar
David Lazar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer, Chief Financial Officer,
Chairman of the Board, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer