Form 10-Q
period 2025-03-31
Byrn, Inc.
filed 2025-05-21
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 21, 2025 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

BYRN INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2025 and 2024

i

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

Item 1. Financial Statements.

BYRN INC.

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	14,465	13,352
Related party payables	58,531	43,234
Current liabilities	72,996	56,586
Total liabilities	72,996	56,586

Stockholders’ Deficit	-	-
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	10,000	10,000
Common stock, Par Value $0.001, 500,000,000 shares authorized, 419,984,423 issued and outstanding of shares as of March 31, 2025 and December 31, 2024	419,985	419,985
Additional paid in capital	117,035,540	117,035,540
Accumulated deficit	(117,538,521)	(117,522,111)
Total Stockholders’ (Deficit)	(72,996)	(56,586)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2025	2024

Revenue
	$-	$-
Operating Expenses:
Administrative expenses -related party	16,410	1,817
Total operating expenses	16,410	1,817
(Loss) from operations	(16,410)	(1,817)
Other (expense) net	-	-
Income (loss) before provision for income taxes	(16,410)	(1,817)
Provision for income taxes	-	-
Net Loss	(16,410)	(1,817)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,763,612	419,763,612

The accompanying notes are an integral part of these unaudited financial statements.

BYRN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2023	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Net loss						(1,817)	(1,817)

Balance, March 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,478,941)	$(31,934)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

Net loss						(16,410)	(16,410)

Balance, March 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,538,521)	$(72,996)

The accompanying notes are an integral part of these unaudited financial statements

BYRN INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss)	(16,410)	$(1,817)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,113	1,188
Net cash (used in) operating activities	(15,297)	(629)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities

Cash Flows From Financing Activities:
Proceeds from related party loans	15,297	629
Net cash provided by financing activities	15,297	629

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND MARCH 31, 2024

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2025 the Company had a working capital deficit of $72,966 and negative shareholders’ equity of $117,538,521.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at and as of December 31, 2024 filed with the SEC on April 15, 2025.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2025, and December 31, 2024, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Recent Accounting Pronouncements

There is no new accounting guidance that impacts the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2025, and December 31, 2024.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the three months ended March 31, 2025, he extended $15,297 in interest free demand loans to the Company. As of March 31, 2025 the amount due to Mr. Lazar was $58,531.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of March 31, 2025, and December 31, 2024, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of March 31, 2025 and December 31, 2024 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from March 31, 2025, through May 21, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of March 31, 2025.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BYRN, INC.

Dated: May 21, 2025	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.