Form 10-Q
period 2025-06-30
Byrn, Inc.
filed 2025-07-24
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

BYRN INC.

QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended June 30, 2025 and 2024

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

Item 1. Financial Statements.

BYRN INC.

BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable	$2,533	$13,352
Related party payables	78,935	43,234
Current liabilities	81,468	56,586
Total liabilities	81,468	56,586

Stockholders' Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 419,984,423	-	-
issued and outstanding of shares as of June 30, 2025 and December 31, 2024	419,985	419,985
Additional paid in capital	117,035,540	117,035,540
Accumulated deficit	(117,546,993)	(117,522,111)
Total Stockholders' (Deficit)	(81,468)	(56,586)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-
Operating Expenses:
Administrative expenses -related party	8,472	2,293	24,882	4,110
Total operating expenses	8,472	2,293	24,882	4,110
(Loss) from operations	(8,472)	(2,293)	(24,882)	(4,110)
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(8,472)	(2,293)	(24,882)	(4,110)
Provision for income taxes	-	-	-	-
Net Loss	(8,472)	(2,293)	(24,882)	(4,110)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,763,612	419,763,612	419,763,612	419,763,612

The accompanying notes are an integral part of these unaudited financial statements.

BYRN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2023	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Net loss						(1,817)	(1,817)

Balance, March 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,478,941)	$(31,934)

Net loss						(2,293)	(2,293)

Balance, June 30, 2024	10,000,000	10,000	419,984,423	419,985	$117,017,022	$(117,481,233)	$(34,227)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

Net loss						(16,410)	(16,410)

Balance, March 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,538,521)	$(72,996)

Net loss						(8,472)	(8,472)

Balance, June 30, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,546,993)	$(81,468)

The accompanying notes are an integral part of these unaudited financial statements

BYRN INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss)	$(24,882)	$(4,110)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,819)	2,376
Net cash (used in) operating activities	(35,700)	(1,734)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	35,700	1,734
Net cash provided by financing activities	35,700	1,734

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND JUNE 30, 2024

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of June 30, 2025 the Company had a working capital deficit of $81,468 and negative shareholders’ equity of $117,546,993.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2025, and December 31, 2024, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2025, and December 31, 2024.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the three months ended June 30, 2025, he extended $20,404 in interest free demand loans to the Company. As of June 30, 2025 the amount due to Mr. Lazar was $78,935.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of June 30, 2025, and December 31, 2024, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of June 30, 2025 and December 31, 2024 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from June 30, 2025, through July 24, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of June 30, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BYRN, INC.

Dated: July 24, 2025	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.