Form 10-Q
period 2025-09-30
Byrn, Inc.
filed 2025-10-21
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 21, 2025 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

BYRN INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended September 30, 2025 and 2024

i

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Byrn Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

BYRN INC.

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$2,533	$13,352
Related party payables	82,635	43,234
Current liabilities	85,168	56,586
Total liabilities	85,168	56,586

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 419,984,423 shares issued and outstanding of shares as of September 30, 2025, and December 31, 2024	419,985	419,985
Additional paid in capital	117,035,540	117,035,540
Accumulated deficit	(117,550,693)	(117,522,111)
Total Stockholders’ (Deficit)	(85,168)	(56,586)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30, 2025	Three months Ended September 30, 2024	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	3,700	21,796	28,582	25,905
Total operating expenses	3,700	21,796	28,582	25,905
Loss from operations	(3,700)	(21,796)	(28,582)	(25,905)
Other (expense) net	-	-	-	-
Loss before provision for income taxes	(3,700)	(21,796)	(28,582)	(25,905)
Provision for income taxes	-	-	-	-
Net Loss	$(3,700)	$(21,796)	$(28,582)	$(25,905)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,984,423	419,984,423	419,984,423	419,984,423

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2023	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Net loss						(1,817)	(1,817)

Balance, March 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,478,941)	$(31,934)

Net loss						(2,293)	(2,293)

Balance, June 30, 2024	10,000,000	10,000	419,984,423	$419,985	$117,017,022	$(117,481,233)	$(34,227)

Retirement of related party debt					18,518		18,518

Net loss						(21,796)	(21,796)

Balance, September 30, 2024	10,000,000	10,000	419,984,423	$419,985	$117,035,540	$(117,503,029)	$(37,505)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

Net loss						(16,410)	(16,410)

Balance, March 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,538,521)	$(72,996)

Net loss						(8,472)	(8,472)

Balance, June 30, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,546,993)	$(81,468)

Net loss						(3,700)	(3,700)

Balance, September 30, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,550,693)	$(85,168)

The accompanying notes are an integral part of these unaudited financial statements.

BYRN INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(28,582)	$(25,905)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,819)	(4,570)
Net cash (used in) operating activities	(39,400)	(30,475)

Cash Flows From Financing Activities:
Proceeds from related party loans	39,400	30,475
Net cash provided by financing activities	39,400	30,475

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BYRN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

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

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of Byrn. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company also acting as its President, Treasurer, and Secretary.

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

On January 14, 2024, the Eighth Judicial District Court, pursuant to Case A-23-871046B issued an Order Barring Unasserted Claims against Born, Inc.

On July 16, 2024, the Company changed its name to Byrn Inc.

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S., including seeking to acquire a business in a reverse merger.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of September 30, 2025 the Company had a working capital deficit of $85,168 and had an accumulated deficit of $117,550,693.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2025, and December 31, 2024, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2025, and December 31, 2024.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the three months ended September 30, 2025, he extended $3,700 in interest-free demand loans to the Company. As of September 30, 2025 and December 31, 2024, the amount due to Mr. Lazar were $82,635 and $43,234, respectively.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of September 30, 2025, and December 31, 2024, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding, respectively.

Series A Preferred Stock

As of September 30, 2025 and December 31, 2024 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from September 30, 2025, through October 21, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BYRN, INC.

Dated: October 21, 2025	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.