Form 10-K
period 2025-12-31
Byrn, Inc.
filed 2026-04-02
CIK 1397795

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2025

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
(Registrant’s telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2025, was $-0-.

As of April 2, 2026 the Registrant had 419,984,423 shares of Common Stock issued and outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Corporate History

Byrn, Inc. f/k/a “Quture International, Inc. (“Byrn”, “we”, “us”, or, the “Company”), is a Nevada corporation that was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On February 2, 2021, the Company changed its fiscal year-end to December 31.

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

The transaction with Alkeon was voided and written off in February 2021. As a result, the Company was considered a dormant shell from February 2021 through July 2023 when it went again into custodianship with Custodian Ventures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Due to the very limited size and scope of our operations, cybersecurity risk oversight is managed by our CEO, our sole employee and director. We do not maintain a dedicated cybersecurity function or committee. Our CEO is responsible for monitoring our information systems and coordinating with third-party service providers regarding security matters as needed. We have not experienced any cybersecurity incidents.

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

Holders

As of December 31, 2025, we had 100 holders of record of our common stock.

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

Forward Looking Statements

The following information specifies certain forward-looking statements of the Management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information statement have been compiled by our Management on the basis of assumptions made by Management and considered by Management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Overview

Byrn, Inc. f/k/a “Quture International, Inc. (“Byrn”, “we”, “us”, or, the “Company”), is a Nevada corporation that was formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On February 2, 2021, the Company changed its fiscal year-end to December 31.

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

Immediately after completion of such share exchange on February 16, 2021, the Company had a total of 409,353,807 issued and outstanding shares, with authorized share capital for common shares of 500,000,000.

The transaction with Alkeon was voided and written off in February 2021. As a result, the company was considered a dormant shell from February 2021 through July 2023 when it went into custodianship.

On February 2, 2020, the Company’s Board of Directors changed the fiscal year end from April 30 to December 31. As a result, the Company filed a Form 10-KT for the period from May 1, 2020-December 31, 2020.

On July 16, 2024 the Company changed its name to Byrn Inc.

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and requires additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our Management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such an event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our Management has limited experience, and, although our Management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, Management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we can close a reverse merger, we will likely need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders, which will be very dilutive.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2025 and December 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Byrn, Inc as of December 31, 2025 and 2024, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

March 20, 2026

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

BYRN INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$7,577	$13,352
Related party payables	89,035	43,234
Current liabilities	96,612	56,586
Total liabilities	96,612	56,586

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 419,984,423	-	-
issued and outstanding of shares as of December 31, 2025 and December 31, 2024	419,985	419,985
Additional paid in capital	117,035,540	117,035,540
Accumulated deficit	(117,562,137)	(117,522,111)
Total Stockholders’ (Deficit)	(96,612)	(56,586)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

BYRN INC.

STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	40,025	44,987
Total operating expenses	40,025	44,987
(Loss) from operations	(40,025)	(44,987)
Other (expense) net	-	-
(Loss) before provision for income taxes	(40,025)	(44,987)
Provision for income taxes	-	-
Net Loss	$(40,025)	$(44,987)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	419,984,423	419,984,423

The accompanying notes are an integral part of these financial statements.

BYRN INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2023	10,000,000	$10,000	419,984,423	$419,985	$117,017,022	$(117,477,124)	$(30,117)

Retirement of related party debt					18,518		18,518

Net loss						(44,987)	(44,987)

Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

Net loss						(40,025)	(40,025)

Balance, December 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,562,137)	$(96,612)

The accompanying notes are an integral part of these statements.

BYRN INC.

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss)	$(40,025)	$(44,987)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,775)	(1,088)
Net cash (used in) operating activities	(45,800)	(46,075)

Cash Flows From Financing Activities:
Proceeds from related party loans	45,800	46,075
Net cash provided by financing activities	45,800	46,075

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Retirement of related party debt	$-	$18,518

The accompanying notes are an integral part of these financial statements.

BYRN, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND

DECEMBER 31, 2024

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

On February 2, 2021, the Company changed its fiscal year-end to December 31.

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

Immediately after completion of such share exchange on February 16, 2021, the Company had a total of 409,353,807 issued and outstanding shares, with authorized share capital for common shares of 500,000,000.

The transaction with Alkeon was voided and written off in February 2021. As a result, the Company was considered a dormant shell from February 2021 through July 2023 when it went again into custodianship with Custodian Ventures.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2025 the Company had a working capital deficit of $96,612 and negative shareholders’ equity of $117,562,137.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2025, and December 31, 2024, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Recent Accounting Pronouncements

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitment as of December 31, 2025, and December 31, 2024.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the year ended December 31, 2025 he extended $45,800 in interest-free demand loans to the Company. As of December 31, 2025 and 2024, the balances of related party payables were $89,035 and $43,234 respectively. During the year ended December 31, 2024, Mr. Lazar forgave $18,518 in related party debt he had incurred.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of December 31, 2025, and December 31, 2024, respectively, there were 419,984,423 and 419,984,423 shares of Common Stock issued and outstanding. Stock issued and outstanding, respectively.

Series A Preferred Stock

As of December 31, 2025 and 2024 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 21,000,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has evaluated subsequent events from December 31, 2025, through March 20, 2026 the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Based on this evaluation, our Management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of Management and directors of the Company; and

●	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our Management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, Management has concluded that as of December 31, 2025, our disclosure controls and procedures and internal control over financial reporting were effective.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	President, CEO, Treasurer, CFO, Secretary, Sole Director	35	July, 2023

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

MARKET			FROM		TO
NAME OF ISSUER	TRADED ON	POSITION(S) HELD	MM	YYYY	MM	YYYY
Rarus Technologies, Inc. (RARS)	OTCBB	CEO, Director	01	2018	05	2018
DRS, Inc. (DRSX)		CEO, Director	07	2018	11	2018
Energenx, Inc. (EENX)	OTC	CEO	03	2018	07	2018
Melt, Inc. (MLTC)	OTC	Director	10	2018	03	2019
Nevtah Capital Management Corporation (NTAH)	OTC – US	President, Chief Executive Officer & Secretary	03	2019	05	2020
Mediashift, Inc. (MSHFQ)	OTC	Chairman, President, CEO, CFO & Secretary	03	2019	09	2019
Sollensys Corp. (SOLS)	OTC Market	President, CEO, Secretary & Director	12	2019	08	2020
ForU Holdings, Inc (FORU)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Superbox, Inc (SBOX)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	02	2021
Petrone Worldwide, Inc (PFWIQ)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	09	2020
Gushen, Inc (GSHN)	OTC – US	Chairman, President, CEO, CFO & Secretary	03	2020	12	2020
Reliance Global Group Inc. (RELI)	OTC	Director	03	2020	06	2020
GHAR, Inc. (GHAR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	06	2020
PhoneBrasil (PHBR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2020	12	2020
XXStream Entertainment, Inc.	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	12	2020

Adorbs Inc.	N/A	Chairman, President, CEO, CFO & Secretary	07	2020	03	2022
China Botanic Pharmaceutical, Inc(CBPI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	08	2021
C2E Energy Inc. (OOGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	06	2021
Finotec (FTGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	01	2021
3D Makerjet Inc. (MRJT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	03	2021
Pan Global Corp. (PGLO)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	07	2021
Balincan International, Inc. (ALTB)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	02	2022
Shengshi Elevator International(SSDT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	05	2021	12	2021
Romulus Corp. (RMLS)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	08	2021
Momentous Holdings Corp. (MMNT	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2023	12	2023
Titan Pharmaceuticals, Inc (TTNP)	Nasdaq	Chairman, President, CEO,	12	2022	04	2024
Minim, Inc. (MINM)	Nasdaq	Chairman, President, CEO, CFO	02	2024	Current
Opgen, Inc. (OPGN)	Nasdaq	Chairman, President, CEO, CFO	04	2024	08	2024
Byrn, Inc. (BRRN)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2023	Current
LQR House Inc. (YHC)	Nasdaq	Director	10	2024	April	2025
NovaBay Pharmaceuticas, Inc. (NBY)	NYSE American	Director, CEO	08	2025	10	2025
Kala Bio, Inc. (KALA)	Nasdaq	Director, CEO	11	2025	02	2026
Indaptus Therapeutics, Inc. (INDP)	Nasdaq	Chairman and Co-CEO	12	2025	Current
Sow Good Inc. (SOWG)	Nasdaq	Chairman and CEO	12	2025	Current
Mainz Biomed N.V. (MYNZ)	Nasdaq	Non-Executive Director, Chairman	02	2026	Current

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2025. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regard to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently, the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons, namely:

(a)	our Principal Executive Officer and only Director and employee;

whom we will collectively refer to as the named Executive Officer of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer.

2025 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lazar	2025	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director	2024	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. Our Directors and Executive Officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that share options may be granted at the discretion of our Board of Directors.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended December 31, 2025 and 2024.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2025.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2025, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on December 31, 2025. As of December 31, 2025, there were 419,984,423 of our company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership	Percentage of Common shares

David Lazar(4)(5)	Preferred Shares	9,000,000	84.27%

Directors and Executive Officers as a Group (1 person)	Preferred Shares	9,000,000	84.27%

5% or greater shareholders
Creators Guild(2)(3)	Common shares	284,154,791	67.7%

Cosmos Sicav PLC-Open Capital Fund	Common shares	57,182,483	13.6%

(1)	Percentages are calculated based on 419,984,423 shares of the Company’s Common Stock issued and outstanding on December 31, 2025.

(2)	Jean Christophe Chopin has voting control over 264,897,059 shares held by Creators Guild. Additionally, he owns 19,257,732 in his own name and 1,000,000 preferred shares for a total of 284,154,791 common shares.

(3)	Address at Impasse Champ- Collin Nyon Champ 1260, Switzerland.

(4)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.

(5)	David Lazar holds super-voting Preferred Shares with voting rights of 21,000,000,000 common shares. Each share of Preferred Stock is convertible to 250 shares of common stock. The ownership percentage of 84.27% assumes all of his preferred stock is converted to common stock.

(6)	Roberto Colapinto has voting control. Address Skyway Offices, Block C, Office 1 179 Marina Street MT-41 Pieta PTA Malta.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the year ended December 31, 2025 he extended $45,800 in interest free demand loans to the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Audit Fees	$8,500	$8,500
Total	$8,500	$8,500

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

BYRN, INC.
(Registrant)

Dated: April 2, 2026	By:	/s/ David Lazar
David Lazar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2026	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer, Chief Financial Officer,
Chairman of the Board, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer