Form 10-Q
period 2026-03-31
Bryn Inc.
filed 2026-05-19
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-143630

BRYN INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2332 Galiano St., 2d Floor, #5138
Coral Gables, Florida	33143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 988-9807

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

As of May 19, 2026 the Registrant had 450,000,000 shares of Common Stock issued and outstanding.

BRYN INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2026 and 2025

i

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to implement our business plan; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability to obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Bryn Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

BRYN INC.

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Prepaid expenses	$1,073	$-
Accounts receivable other	1,105	-
Current assets	2,178	-
Total Assets	$2,178	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$16,221	$7,577
Related party payables	20,219	89,035
Current liabilities	36,440	96,612
Total liabilities	36,440	96,612

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 450,000,000 issued and outstanding shares as of March 31, 2026 and 419,984,423 issued and outstanding as of December 31, 2025	450,000	419,985
Additional paid in capital	117,098,810	117,035,540
Accumulated deficit	(117,593,073)	(117,562,137)
Total Stockholders’ (Deficit)	(34,263)	(96,612)
Total Liabilities and Stockholders’ Deficit	$2,177	$0

The accompanying notes are an integral part of these unaudited financial statements.

BRYN INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025

Operating Expenses:
Administrative expenses	30,937	16,410
Total operating expenses	30,937	16,410
(Loss) from operations	(30,937)	(16,410)
Other (expense) net	-	-
Income (loss) before provision for income taxes	(30,937)	(16,410)
Provision for income taxes	-	-
Net Loss	(30,937)	(16,410)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	450,000,000	419,763,612

The accompanying notes are an integral part of these unaudited financial statements.

BRYN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

Net loss						(16,410)	(16,410)

Balance, March 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,538,521)	$(72,996)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,562,137)	$(96,612)

Issuance of common shares to reduce related party debt			30,015,577	30,016	63,269		93,285

Net loss						(30,937)	(30,937)

Balance, March 31, 2026	10,000,000	$10,000	450,000,000	$450,000	$117,098,810	$(117,593,073)	$(34,263)

The accompanying notes are an integral part of these unaudited financial statements

BRYN INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net (loss)	$(30,937)	$(16,410)
Changes in operating assets and liabilities:
Prepaid expenses	(1,073)	-
Accounts receivable other	(1,105)	-
Accounts payable and accrued expenses	8,644	1,113
Net cash (used in) operating activities	(24,470)	(15,297)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	24,470	15,297
Net cash provided by financing activities	24,470	15,297

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce related party debt	$93,285	$-

The accompanying notes are an integral part of these unaudited financial statements.

BRYN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND MARCH 31, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Bryn Inc. f/k/a “Byrn, Inc. (“Bryn”, “we”, “us”, or, the “Company”), is a Nevada corporation, formed in April 2011 to become an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of Bryn. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company, acting as its President, Treasurer, and Secretary.

On September 10, 2020, the Company filed a Certificate of Designation with the State of Nevada designating a class of ten million shares of the Company’s Series A preferred stock, $.001 par value per share, and providing for voting rights equal to 250 votes for each one (1) share of Series A preferred stock.

On September 23, 2020, as a result of a private transaction, 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC (the “Seller”) to FiveT Capital Holding AG (the “Purchaser”). As a result, the Purchaser became the holder of 50.2% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller. On the same day, David Lazar, who had been serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director.

On November 24, 2020, the Company amended its articles of incorporation to change its name to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations. On the same date, , the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

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

On January 14, 2024, the Eighth Judicial District Court, pursuant to Case A-23-871046B issued an Order Barring Unasserted Claims against Born, Inc.

On July 16, 2024, the Company changed its name to Byrn Inc. On September 4, 2024, the Company changed its name to Bryn Inc.

On April 24, 2026 MEDO Healthcare LLC, an Iowa limited liability company, purchased 10 million shares of the Registrant’s Series A-1 Preferred Stock from Custodian Ventures LLC, the personal holding company of David Lazar, who was sole director and officer of the Registrant on and prior to April 24, 2026. Pursuant to agreement between David Lazar and MEDO Healthcare, Mr. Lazar resigned on April 24, 2026 from his positions as sole officer and director of the Registrant. Prior to resigning, Mr. Lazar appointed John Leo to serve upon Mr. Lazar’s resignation as sole director and CEO of the Registrant. Mr. Lazar also appointed Arthur Magee, an affiliate of John Leo, to serve upon Mr. Lazar’s resignation as CFO and Secretary of the Registrant.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2026 the Company had a working capital deficit of $34,264 and had an accumulated deficit of $117,593,073.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Medo Healthcare, LLC an entity who is extending interest free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at and as of December 31, 2025 filed with the SEC on April 2, 2026.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2026, and December 31, 2025, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2026, and December 31, 2025.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, previously the Company’s Court-appointed custodian, and Medo Healthcare, LLC are considered related parties. During the three months ended March 31, 2026, they extended $12,900 and $11,570, respectively in interest-free demand loans to the Company. During the three months ended March 31, 2026, Mr. Lazar received 30,015,577 restricted common shares in return for services performed. Under the terms of this stock issuance, Mr. Lazar agreed to cancel $93,285 of debt. As of March 31, 2026 the balances due to Mr. Lazar and Medo Healthcare were $8,649 and $11,570, respectively for a total of $20,219. As of December 31, 2025 the total related party debt due to Mr. Lazar amounted to $89,035

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of March 31, 2026, and December 31, 2024, respectively, there were 450,000,000 and 419,984,423 shares of Common Stock issued and outstanding, respectively. During the three month ended March 31, 2026. Mr Lazar was awarded 30,015,577 common shares. See Note 4. Notes Payable Related Party.

Series A Preferred Stock

As of March 31, 2026 and December 31, 2025 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 2,500,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from March 31, 2026 through May 19, 2026 the date the financial statements were issued.

On April 24, 2026 MEDO Healthcare LLC, an Iowa limited liability company, purchased 10 million shares of the Company’s Series A-1 Preferred Stock from Custodian Ventures LLC, the personal holding company of David Lazar, who was sole director and officer of the Company on and prior to April 24, 2026. MEDO Healthcare paid to Custodian Ventures for the shares $175,000 in cash.   The principals of MEDO Healthcare plan to change the name of the Company to MEDO Technologies, Inc. to reflect their business plan. MEDO is the acronym for Machine Enhanced Diagnostic Optimization, and the business plan contemplates that the Company will acquire pharmaceuticals distributors with a nation-wide scope, then optimize their business by introducing proprietary AI-based technology to the three major verticals in the pharmaceutical industry: specialty retail, specialty mail-order, and SNF/ALF Institutional.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from operations as of the date of this Report.

On April 24, 2026 MEDO Healthcare LLC, an Iowa limited liability company, purchased 10 million shares of the Company’s Series A-1 Preferred Stock from Custodian Ventures LLC, the personal holding company of David Lazar, who was sole director and officer of the Company on and prior to April 24, 2026. MEDO Healthcare paid to Custodian Ventures for the shares $175,000 in cash.   The principals of MEDO Healthcare plan to change the name of the Company to MEDO Technologies, Inc. to reflect their business plan. MEDO is the acronym for Machine Enhanced Diagnostic Optimization, and the business plan contemplates that the Company will acquire pharmaceuticals distributors with a nation-wide scope, then optimize their business by introducing proprietary AI-based technology to the three major verticals in the pharmaceutical industry: specialty retail, specialty mail-order, and SNF/ALF Institutional.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close one or more acquisitions, it is likely we will need capital as a condition of closing those acquisitions. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. If we are successful in acquiring pharmaceuticals distributors with a nationwide scope, we will likely be required to issue a controlling block of our securities to the shareholders of our targets.

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

Our management assessed the effectiveness of our disclosure controls and procedures based on the parameters set forth above and has concluded that as of March 31, 2026, our disclosure controls and procedures have the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having two officers and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	The greater portion of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	SB-2	3.1	6/8/2007

3.2-a	Certificates of Amendment	10-K	3.2	7/21/2020

3.2-b	Certificate of Correctiton*

3.3	Motion for Custodianship	10-K	3.3	7/21/2020

3.4	Certificate of Reinstatement	10-K	3.4	7/21/2020

3.5	Bylaws	SB-2	3.2	6/8/2007

31*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRYN, INC.

Dated: May 19, 2026	By:	/s/ John Leo
John Leo
Chief Executive Officer and Principal Executive Officer,

Dated: May 19, 2026	By:	/s/ Arthur Magee
Arthur Magee
Chief Financial Officer and Principal Financial and Accounting Officer,

to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.