Form 10-Q
period 2026-06-30
Bryn Inc.
filed 2026-08-14
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026 the Registrant had 450,000,000 shares of Common Stock issued and outstanding.

BRYN INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Months Ended June 30, 2026 and 2025

i

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

Item 1. Financial Statements.

BRYN INC.

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Prepaid expenses	$804	$-
Accounts receivable - other	1,105	-
Current assets	1,909	-
Total Assets	$1,909	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$67,133	$7,577
Related party loans	139,037	89,035
Current liabilities	206,170	96,612
Total liabilities	206,170	96,612

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 450,000,000 and 419,984,423 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	450,000	419,985
Additional paid in capital	117,107,459	117,035,540
Accumulated deficit	(117,771,719)	(117,562,137)
Total Stockholders’ (Deficit)	(204,260)	(96,612)
Total Liabilities and Stockholders’ Deficit	$1,909	$-

The accompanying notes are an integral part of these unaudited financial statements.

BRYN INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	178,646	8,472	209,583	24,882
Total operating expenses	178,646	8,472	209,583	24,882
(Loss) from operations	(178,646)	(8,472)	(209,583)	(24,882)
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(178,646)	(8,472)	(209,583)	(24,882)
Provision for income taxes	-	-	-	-
Net Loss	(178,646)	(8,472)	(209,583)	(24,882)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	450,000,000	419,763,612	450,000,000	419,984,423

The accompanying notes are an integral part of these unaudited financial statements.

BRYN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,522,111)	$(56,586)

Net loss						(16,410)	(16,410)

Balance, March 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,538,521)	$(72,996)

Net loss						(8,472)	(8,472)

Balance, June 30, 2025	10,000,000	10,000	419,984,423	$419,985	$117,035,540	$(117,546,993)	$(81,468)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2025	10,000,000	$10,000	419,984,423	$419,985	$117,035,540	$(117,562,137)	$(96,612)

Issuance of common shares to reduce related party debt			30,015,577	30,016	63,269		93,285

Net loss						(30,937)	(30,937)

Balance, March 31, 2026	10,000,000	$10,000	450,000,000	$450,000	$117,098,810	$(117,593,073)	$(34,263)

Related party debt adjustment					8,649		8,649

Net loss						(178,646)	(178,646)

Balance, June 30, 2026	10,000,000	$10,000	450,000,000	$450,000	$117,107,459	$(117,771,719)	$(204,260)

The accompanying notes are an integral part of these unaudited financial statements.

BRYN INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net (loss)	$(209,583)	$(24,882)
Changes in operating assets and liabilities:
Prepaid expenses	(804)	-
Accounts receivable other	(1,105)	-
Accounts payable and accrued expenses	59,556	(10,819)
Net cash (used in) operating activities	(151,936)	(35,700)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	151,936	35,700
Net cash provided by financing activities	151,936	35,700

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce related party debt	$93,285	$-

The accompanying notes are an integral part of these unaudited financial statements.

BRYN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2026 AND JUNE 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BRYN Inc. f/k/a “BRYN, Inc. (“BRYN”, “we”, “us”, or, the “Company”), is a Nevada corporation, formed in April 2006. In 2011 the Company became an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

On November 24, 2020, the Company amended its articles of incorporation to change its name to Born, Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations. On the same date, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000 (the “Reverse”). Additionally, the number of common shares authorized was reduced from 2,500,000,000 to 500,000,000. On December 1, 2020, FINRA declared the Name Change and the Reverse effective.

On February 2, 2021, the Company changed its fiscal year-end to December 31.

On February 16, 2021, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Alkeon Creators, Inc. (“Alkeon”), a United Kingdom corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Alkeon was exchanged for 406,646,919 shares of common stock of the Company. At the same time, FiveT Capital Holdings AG surrendered the Series A Preferred Stock to the Company. The former stockholders of Alkeon acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Alkeon is the accounting acquirer.

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

On January 14, 2024, the Eighth Judicial District Court, pursuant to Case A-23-871046B, issued an Order Barring Unasserted Claims against Born, Inc.

On July 16, 2024, the Company changed its name to BYRN Inc. On September 4, 2024, the Company changed its name to BRYN Inc.

On April 24, 2026 MEDO Healthcare LLC, an Iowa limited liability company, purchased 10 million shares of the Registrant’s Series A Preferred Stock from Custodian Ventures LLC, the personal holding company of David Lazar, who was sole director and officer of the Registrant on and prior to April 24, 2026. MEDO Healthcare paid to Custodian Ventures for the shares $175,000 in cash. Pursuant to agreement between David Lazar and MEDO Healthcare, Mr. Lazar resigned on April 24, 2026 from his positions as sole officer and director of the Registrant. Prior to resigning, Mr. Lazar appointed John Leo to serve upon Mr. Lazar’s resignation as sole director and CEO of the Registrant. Mr. Lazar also appointed Arthur Magee, an affiliate of John Leo, to serve upon Mr. Lazar’s resignation as CFO and Secretary of the Registrant.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of June 30, 2026 the Company had a working capital deficit of $212,910 and had an accumulated deficit of $117,771,719.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Medo Healthcare, LLC an entity that is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs, and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted (loss) per share for all periods presented were calculated, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. To the extent that the Series A Convertible Preferred Stock, which is convertible into 2,500,000,000 common shares, is anti-dilutive, it is excluded from the calculation of diluted earnings (loss) per share.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at and as of December 31, 2025 filed with the SEC on April 2, 2026.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2026, and December 31, 2025, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Prepaid expenses

Prepaid expenses are comprised of an advance payment for corporate fees. These amounts are initially recorded as current assets on the Company’s balance sheet and are systematically amortized and recognized as operating expenses over the shorter of the contractual term or the period in which the economic benefits are realized. As of June 30, 2026 and December 31, 2025, the balances of prepaid expenses amounted to $804 and $0, respectively

Accounts receivable-other

Accounts receivable other is comprised of a duplicate payment of a vendor invoice. As of June 30, 2026 and December 31, 2025, the balances of accounts receivable other amounted to $1,105 and $0, respectively.

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

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. As of June 30, 2026, the Company has determined that a full valuation allowance is appropriate against its net deferred tax assets. ASU No. 2023-09 had no impact on the Company’s interim calculations. Accordingly, the Company recorded no income tax expense or benefit for the three and six months ended June 30, 2026.

Recent Accounting Pronouncements

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718), to amend various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance, so there is no transition or effective date associated with it. This ASU did not have any impact on the Company’s financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. This ASU did not have any impact on the Company’s financial statements.

The Company adopted ASU 2023-09 effective January 1, 2025, as required for public business entities. The standard requires disclosure of income tax rate reconciliation information using both dollar amounts and percentages, and disaggregated disclosure of income taxes paid by jurisdiction. For the year ended December 31, 2025, the Company had no income taxes paid to any U.S. federal, U.S. state or local, or foreign jurisdiction ($nil in both FY2025 and FY2024), consistent with the Company's $0 income tax provision.

In November 2024, the FASB issued ASU-2024 -02, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU-2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU-2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods. This applies to annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2026 or December 31, 2025.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, previously the Company’s Court-appointed custodian, and Medo Healthcare, LLC are considered parties related to the Company. During the six months ended June 30, 2026, they extended $12,900 and $139,037, respectively, in interest-free demand loans to the Company. During the three months ended March 31, 2026, Mr. Lazar received 30,015,577 restricted common shares in return for services performed. Under the terms of this stock issuance, Mr. Lazar agreed to cancel $93,285 of debt and subsequently an additional $8,649 during the three months ended June 30, 2026. As of June 30, 2026, the balances due to Mr. Lazar and Medo Healthcare were $ 0 and $139,037, respectively, for a total of $139,037. As of December 31, 2025, the total related party debt due to Mr. Lazar amounted to $89,035

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock both with a par value of $0.001. As of June 30, 2026, and December 31, 2025, respectively, there were 450,000,000 and 419,984,423 shares of Common Stock issued and outstanding, respectively. During the three months ended June 30, 2026. Mr Lazar was awarded 30,015,577 common shares. See Note 4. Notes Payable Related Party.

Series A Preferred Stock

As of June 30, 2026 and December 31, 2025 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 2,500,000,000 common shares. Each share of Preferred A is convertible into 250 shares of common stock.

Dividend Provisions.

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock.

Liquidation Preference.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original issue price shall be $0.001 per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the each series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Redemption.

The Series A Preferred Stock shares are non-redeemable other than upon the mutual agreement of the Company and the holder of shares to be redeemed, and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

Right to Convert.

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Issue Price of the Series A Preferred Stock by the Series A Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The initial Series A Conversion ratio shall be 250 Common Shares per each Preferred Share.

Automatic Conversion.

Each share of Series A Preferred Stock shall automatically be converted into shares of Common Stock at the applicable Series A Conversion Price in effect for such share immediately upon the earlier of (i) except as provided below, the Corporation’s sale of its Common Stock in a public offering pursuant to a registration statement under the Securities Act of 1933, as amended; (ii) a liquidation, dissolution or winding up of the Corporation as defined in section 2(c) above but subject to any liquidation preference required by section 2(a) above; or (iii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series A Preferred Stock.

Mechanics of Conversion.

Before any holder of Series A Preferred Stock shall be entitled to convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series A Preferred Stock, and shall give written notice to the Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date. If the conversion is in connection with an underwritten offering of securities registered pursuant to the Securities Act of 1933, the conversion may, at the option of any holder tendering Series A Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the person(s) entitled to receive Common Stock upon conversion of such Series A Preferred Stock shall not be deemed to have converted such Series A Preferred Stock until immediately prior to the closing of such sale of securities.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from June 30, 2026 through August 14, 2026, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from operations as of the date of this Report.

On April 24, 2026 MEDO Healthcare LLC, an Iowa limited liability company, purchased 10 million shares of the Company’s Series A Preferred Stock from Custodian Ventures LLC, the personal holding company of David Lazar, who was sole director and officer of the Company on and prior to April 24, 2026. MEDO Healthcare paid to Custodian Ventures for the shares $175,000 in cash.   The principals of MEDO Healthcare plan to change the name of the Company to MEDO Technologies, Inc. to reflect their business plan. MEDO is the acronym for Machine Enhanced Diagnostic Optimization, and the business plan contemplates that the Company will acquire pharmaceuticals distributors with a nation-wide scope, then optimize their business by introducing proprietary AI-based technology to the three major verticals in the pharmaceutical industry: specialty retail, specialty mail-order, and SNF/ALF Institutional.

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

Our management assessed the effectiveness of our disclosure controls and procedures based on the parameters set forth above and has concluded that as of June 30, 2026, our disclosure controls and procedures have the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	SB-2	3.1	6/8/2007

3.2-a	Certificates of Amendment	10-K	3.2	7/21/2020

3.2-b	Certificate of Correctiton	10-Q	3.2B	5/19/2026

3.3	Motion for Custodianship	10-K	3.3	7/21/2020

3.4	Certificate of Reinstatement	10-K	3.4	7/21/2020

3.5	Bylaws	SB-2	3.2	6/8/2007

31*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRYN, INC.

Dated: August 14, 2026	By:	/s/ John Leo
John Leo
Chief Executive Officer and Principal Executive Officer,

Dated: August 14, 2026	By:	/s/ Arthur Magee
Arthur Magee
Chief Financial Officer and Principal Financial and Accounting Officer,

to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.