Form 10-Q
period 2026-09-30
MEDO Technologies, Inc.
filed 2026-11-13
CIK 1397795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-143630

MEDO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4682058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2332 Galiano St., 2d Floor, #5138
Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 988-9807

BRYN INC.
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

As of November 13, 2026 the Registrant had 4,486 shares of Common Stock issued and outstanding.

MEDO TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Months Ended September 30, 2026 and 2025

i

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to MEDO Technologies, Inc., a Nevada corporation, unless the context requires otherwise.

Item 1. Financial Statements.

NOTE Re Reverse Stock Split: Effective as of September 23, 2026 the Registrant implemented a 1-for-100,000 reverse split of its outstanding common stock. All references in this Report to outstanding shares of common stock have been adjusted to take into account the reverse split as if it were implemented prior to the date of the reference.

MEDO TECHNOLOGIES, INC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Prepaid expenses	$536	$-
Accounts receivable other	1,105	-
Current assets	1,641	-
Total Assets	$1,641	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$75,330	$7,578
Related party loans	321,874	89,035
Current liabilities	397,204	96,613
Total liabilities	397,204	96,613

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of September 30, 2026 and December 31, 2025 respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 4,486 and 4,200 shares issued and outstanding of shares as of September, 2026 and December 31, 2025, respectively	4	4
Additional paid in capital	117,557,454	117,455,520
Accumulated deficit	(117,963,021)	(117,562,137)
Total Stockholders’ (Deficit)	(395,563)	(96,612)
Total Liabilities and Stockholders’ Deficit	$1,641	$-

The accompanying notes are an integral part of these unaudited financial statements.

MEDO TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenue

Operating Expenses:
Administrative expenses	191,301	3,700	400,884	28,582
Total operating expenses	191,301	3,700	400,884	28,582
(Loss) from operations	(191,301)	(3,700)	(400,884)	(28,582)
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(191,301)	(3,700)	(400,884)	(28,582)
Provision for income taxes	-	-	-	-
Net Loss	(191,301)	(3,700)	(400,884)	(28,582)

Basic and diluted (loss) per common share	$(42.52)	$(0.88)	$(90.17)	$(6.81)

Weighted average number of shares outstanding	4,499	4,200	4,446	4,200

The accompanying notes are an integral part of these unaudited financial statements.

MEDO TECHNOLOGIES, INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	4,200	$4	$117,455,520	$(117,522,111)	$(56,586)

Net loss						(16,410)	(16,410)

Balance, March 31, 2025	10,000,000	$10,000	4,200	$4	$117,455,520	$(117,538,521)	$(72,997)

Net loss						(8,472)	(8,472)

Balance, June 30, 2025	10,000,000	10,000	4,200	$4	$117,455,520	$(117,546,993)	$(81,468)

Net loss						(3,700)	(3,700)

Balance, September 30, 2026	10,000,000	10,000	4,200	$4	$117,455,520	$(117,550,693)	$(85,168)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2025	10,000,000	$10,000	4,200	$4	$117,455,520	$(117,562,137)	$(96,612)

Issuance of common shares to reduce related party debt			300		93,285		93,285

Net loss						(30,937)	(30,937)

Balance, March 31, 2026	10,000,000	$10,000	4,500	$4	$117,548,805	$(117,593,073)	$(34,264)

Related party debt adjustment					8,649		8,649

Net loss						(178,646)	(178,646)

Balance, June 30, 2026	10,000,000	$10,000	4,500	$4	$117,557,454	$(117,771,719)	$(204,260)

Share split adjustment			(14)
						(191,301)	(191,301)
Net loss

Balance, September 30, 2026	10,000,000	$10,000	4,486	$4	$117,557,454	$(117,963,021)	$(395,563)

The accompanying notes are an integral part of these unaudited financial statements

MEDO TECHNOLOGIES INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net (loss)	$(400,884)	$(28,582)
Changes in operating assets and liabilities:
Prepaid expenses	(536)
Accounts receivable other	(1,105)
Accounts payable and accrued expenses	67,752	(10,819)
Net cash (used in) operating activities	(334,773)	(39,400)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	334,773	39,400
Net cash provided by financing activities	334,773	39,400

Net Increase (Decrease) In Cash	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce related party debt	$93,285	$-

The accompanying notes are an integral part of these unaudited financial statements.

MEDO TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MEDO Technologies, Inc. f/k/a “BRYN, Inc. (“MEDO Tech”, “we”, “us”, or, the “Company”), is a Nevada corporation, formed in April 2006. In 2011 the Company became an emerging healthcare knowledge solution company created to transform health and healthcare by developing the standard in measuring clinical performance and outcomes. The Company developed medical software with tools and analytics intended to reduce costs while improving clinical performance, outcomes, predictive insight, and evidence-based best clinical processes.

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

During the period from March 22, 2013, through December 26, 2019, the Company was dormant.

On December 27, 2019, Custodian Ventures, LLC, an entity controlled by David Lazar, was appointed by the Nevada Court as the custodian of MEDO Technologies, Inc. On December 31, 2019, Mr. Lazar became the only Director and Officer of the Company, acting as its President, Treasurer, and Secretary.

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

Immediately after completion of such share exchange on February 16, 2021, the Company had a total of 4,093 issued and outstanding shares, with authorized share capital for common shares of 500,000,000.

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

On September 15, 2026, the Registrant filed with the Nevada Secretary of State a Certificate of Amendment of its Articles of Incorporation. The Certificate of Amendment provided that on September 23, 2026 the following would occur:

●	the name of the Registrant will change to “MEDO Technologies, Inc.”

●	a one-for-one-hundred-thousand (1-for-100,000) reverse split of the outstanding Common Stock (the “Reverse Stock Split”) became effective on September 23, 2026.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate and will realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred significant operating losses since inception and, as of September 30, 2026, had a working capital deficit of $395,562 and an accumulated deficit of $117,963,021. These conditions, together with the Company’s anticipated future cash requirements and limited sources of operating cash flows, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date these financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, generate sufficient revenues, and ultimately achieve profitable operations. Management intends to address the Company’s liquidity requirements through a combination of additional debt and equity financing, continued financial support from existing funding sources, and the issuance of common stock in exchange for services, where appropriate.

The Company currently receives financial support from Medo Healthcare, LLC, which has provided interest-free loans payable on demand to fund certain operating and working capital requirements. Historically, the Company has also financed its operations through private placements of equity securities and short-term borrowings. Management intends to pursue similar financing arrangements as necessary to support the Company’s ongoing operations.

Although management continues to explore alternative sources of financing, there can be no assurance that additional funding will be available when required or on terms acceptable to the Company. Furthermore, the continued availability of financial support from Medo Healthcare, LLC is not guaranteed. Accordingly, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Reverse Split

On September 23, 2026 the Company effected a 1 for 100,000 reverse split of its common stock. All reference to common shares in this Report have been retroactively adjusted to reflect this split unless specifically stated otherwise.

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted (loss) per share for all periods presented were calculated, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. To the extent the 10,000,000 shares of Series A Convertible Preferred Stock, which is convertible into 25,000 common shares, is anti-dilutive, it is excluded from the calculation of diluted earnings (loss) per share.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2026, and December 31, 2025, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Prepaid expenses

Prepaid expenses are comprised of an advance payment for corporate fees. These amounts are initially recorded as current assets on the Company’s balance sheet and are systematically amortized and recognized as operating expenses over the shorter of the contractual term or the period in which the economic benefits are realized. As of September 30, 2026 and December 31, 2025, the balances of prepaid expenses amounted to $536 and $0, respectively

Accounts receivable-other

Accounts receivable other is comprised of a duplicate payment of a vendor invoice. As of September 30, 2026 and December 31, 2025, the balances of accounts receivable other amounted to $1,105 and $0, respectively.

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

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. As of September 30, 2026, the Company has determined that a full valuation allowance is appropriate against its net deferred tax assets. ASU No. 2023-09 had no impact on the Company’s interim calculations. Accordingly, the Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2026.

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

The Company adopted ASU 2023-09 effective January 1, 2025, as required for public business entities. The standard requires disclosure of income tax rate reconciliation information using both dollar amounts and percentages, and disaggregated disclosure of income taxes paid by jurisdiction. For the year ended December 31, 2025, the Company had no income taxes paid to any U.S. federal, U.S. state or local, or foreign jurisdiction ($nil in both FY2025 and FY2024), consistent with the Company’s $0 income tax provision.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2026 or December 31, 2025.

NOTE 4 – NOTES PAYABLE RELATED PARTY

Mr. Lazar, previously the Company’s Court-appointed custodian, and Medo Healthcare, LLC are considered parties related to the Company. During the nine months ended September 30, 2026, they extended $12,900 and $321,874 respectively, in interest-free demand loans to the Company. During the three months ended March 31, 2026, Mr. Lazar received 300 restricted common shares in return for cancelling $93,285 of debt owed to him. The common stock of the Company is very thinly traded so a definitive value could not be determined at the time of the transaction. As a result, the parties decided to value the common stock at the pre-split price of approximately $0.003 per share, which was slightly above par value and at a price the parties believed was a reasonable estimate of fair market value. Subsequently Mr. Lazar forgave an additional $8,649 of debt during the three months ended June 30, 2026. Since Mr. Lazar was a related party, both the amounts $93,285 and the $8,649 reduced related party debt and were credited to paid in capital.

As of September 30, 2026 and December 31, 2025 the balances of related party loans amounted to $321,874 and $89,035, respectively. The September 30, 2026 balance of $321,874 was solely due to Medo Healthcare, LLC and the December 31, 2025 balance of $89,035 was solely due to Mr. Lazar.

NOTE 5 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, both with a par value of $0.001. As of September 30, 2026, and December 31, 2025, respectively, there were 4,486 and 4,200 shares of Common Stock issued and outstanding, respectively. During the three months ended March 31, 2026, Mr Lazar was awarded 300 common shares. See Note 4. Notes Payable Related Party.

Series A Preferred Stock

As of September 30, 2026 and December 31, 2025 there were 10,000,000 Series A Preferred Shares outstanding which carried super voting rights of 25,000 common shares. Each share of Preferred A is convertible into 0.0025 shares of common stock.

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

Right to Convert.

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Issue Price of the Series A Preferred Stock by the Series A Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The initial Series A Conversion ratio shall be 250,000 Common Shares per each Preferred Share.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from September 30, 2026 through November 13, 2026 the date the financial statements were issued. There are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from operations as of the date of this Report.

On April 24, 2026 MEDO Healthcare LLC, an Iowa limited liability company, purchased 10 million shares of the Company’s Series A Preferred Stock from Custodian Ventures LLC, the personal holding company of David Lazar, who was sole director and officer of the Company on and prior to April 24, 2026. MEDO Healthcare paid to Custodian Ventures for the shares $175,000 in cash.   In September 2026 the name of the Company was changed to MEDO Technologies, Inc. to reflect management’s business plan. MEDO is the acronym for Machine Enhanced Diagnostic Optimization, and the business plan contemplates that the Company will acquire pharmaceuticals distributors with a nation-wide scope, then optimize their business by introducing proprietary AI-based technology to the three major verticals in the pharmaceutical industry: specialty retail, specialty mail-order, and SNF/ALF Institutional.

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

Our management assessed the effectiveness of our disclosure controls and procedures based on the parameters set forth above and has concluded that as of September 30, 2026, our disclosure controls and procedures have the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	SB-2	3.1	6/8/2007

3.2-a	Certificates of Amendment	10-K	3.2	7/21/2020

3.2-b	Certificate of Correction	10-Q	3.2B	5/19/2026

3.3	Motion for Custodianship	10-K	3.3	7/21/2020

3.4	Certificate of Reinstatement	10-K	3.4	7/21/2020

3.5	Bylaws	SB-2	3.2	6/8/2007

31*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDO TECHNOLOGIES, INC.

Dated: November 13, 2026	By:	/s/ John Leo
John Leo
Chief Executive Officer and Principal Executive Officer,

Dated: November 13, 2026	By:	/s/ Arthur Magee
Arthur Magee
Chief Financial Officer and Principal Financial and Accounting Officer,